Form 10-Q
period 2021-06-30
SERA PROGNOSTICS, INC.
filed 2021-08-30
CIK 1534969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40606

SERA PROGNOSTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1911522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2749 East Parleys Way, Suite 200 Salt Lake City, Utah	84109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 990-0520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	SERA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 25, 2021, the registrant had 29,293,831 shares of Class A common stock, $0.0001 par value per share, outstanding.

“Sera,” “PreTRM,” “The Pregnancy Company” and our logo are our trademarks. All other service marks, trademarks and trade names appearing in this quarterly report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, trademarks and tradenames referred to in this quarterly report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames. Unless the context otherwise requires, we use the terms “Sera,” “Company,” “we,” “us” and “our” in this prospectus to refer to Sera Prognostics, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements and our needs for additional financing;
●	our expectations regarding the rate and degree of market acceptance of our PreTRM test;
●	the impact of our PreTRM test on the field of bioinformatics and proteomics and the size and growth of the addressable bioinformatics and proteomics market;
●	our ability to obtain funding for our operations;
●	our ability to manage and grow our business and commercialize our PreTRM test;
●	our ability to develop and commercialize new products;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	the pricing and reimbursement of our products;
●	the implementation of our business model, strategic plans for our business, products and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	developments relating to our competitors and our industry;
●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
●	the impact of COVID-19 on our business; and
●	our financial performance.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SERA PROGNOSTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$90,851	$13,533
Accounts receivable	14	2
Prepaid expenses and other current assets	503	198
Total current assets	91,368	13,733
Property and equipment, net	871	965
Other assets	2,828	98
Total assets	$95,067	$14,796
Liabilities, Convertible Preferred Stock, and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,026	$441
Accrued and other current liabilities	1,997	1,577
Accrued interest on convertible note	—	996
Deferred rent, current portion	138	130
Capital lease obligation, current portion	71	69
Convertible promissory note, current portion	—	4,353
Loans payable, current portion	—	3,676
Total current liabilities	3,232	11,242
Deferred rent	69	139
Loans payable, net of current portion	—	348
Preferred stock warrant liability	485	474
Capital lease obligation, net of current portion	91	127
Total liabilities	3,877	12,330
Commitments and contingencies
Convertible preferred stock:
Junior convertible preferred stock, par value of $0.0001 per share; 22,047,294 and 20,537,294 shares authorized as of June 30, 2021 and December 31, 2020, respectively, 9,819,480 shares issued and outstanding as of June 30, 2021 and December 31, 2020; aggregate liquidation preference of $78,916 as of June 30, 2021 and December 31, 2020	77,844	77,844
Senior convertible preferred stock, par value of $0.0001 per share; 29,504,387 and 12,320,844 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 13,791,579 and 5,737,440 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $202,835 and $102,535 as of June 30, 2021 and December 31, 2020, respectively	149,144	50,192
Stockholders' deficit:
Class A common stock, $0.0001 par value per share; 80,000,000 and 55,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 2,004,955 and 1,700,625 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value per share; 3,000,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	8,327	5,889
Accumulated deficit	(144,125)	(131,459)
Total stockholders' deficit	(135,798)	(125,570)
Total liabilities, convertible preferred stock, and stockholders' deficit	$95,067	$14,796

The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$20	$6	$33	$14
Operating expenses:
Cost of revenue	8	2	13	6
Research and development	2,824	1,752	5,221	3,801
Selling and marketing	1,740	712	3,090	1,580
General and administrative	2,829	1,821	5,116	3,200
Total operating expenses	7,401	4,287	13,440	8,587
Loss from operations	(7,381)	(4,281)	(13,407)	(8,573)
Interest expense	2	(420)	(305)	(857)
Other income (expense), net	1,072	(4)	1,046	29
Net loss and comprehensive loss	$(6,307)	$(4,705)	$(12,666)	$(9,401)
Net loss per share, basic and diluted	$(3.17)	$(3.08)	$(6.70)	$(6.16)
Weighted-average shares of common stock outstanding, basic and diluted	1,988,886	1,525,648	1,890,908	1,525,491

The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Deficit

(unaudited)

(in thousands, except share and per share data)

	Senior Convertible		Junior Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	5,737,440	$50,192	9,819,480	$77,844	1,700,625	$—	$5,889	$(131,459)	$(125,570)
Issuance of Series E senior convertible preferred stock at $12.46 per share, net of issuance costs of $0.1 million	4,938,482	60,307	—	—	—	—	—	—	—
Fair value of warrants to purchase common stock issued to investor	—	—	—	—	—	—	1,071	—	1,071
Issuance of common stock upon exercise of stock options	—	—	—	—	281,458	—	229	—	229
Stock-based compensation expense	—	—	—	—	—	—	239	—	239
Net loss	—	—	—	—	—	—	—	(6,359)	(6,359)
Balance as of March 31, 2021	10,675,922	$110,499	9,819,480	$77,844	1,982,083	$—	$7,428	$(137,818)	$(130,390)
Issuance of Series E senior convertible preferred stock at $12.46 per share, net of issuance costs of $0.1 million	3,115,657	38,645	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	22,872	—	35	—	35
Stock-based compensation expense	—	—	—	—	—	—	864	—	864
Net loss	—	—	—	—	—	—	—	(6,307)	(6,307)
Balance as of June 30, 2021	13,791,579	$149,144	9,819,480	$77,844	2,004,955	$—	$8,327	$(144,125)	$(135,798)

	Senior Convertible		Junior Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	4,546,024	$39,506	9,819,480	$77,844	1,525,119	$—	$4,987	$(111,611)	$(106,624)
Issuance of Series D senior convertible preferred stock at $9.03 per share, net of issuance costs of $0.5 million	1,191,416	10,704	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	529	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	135	—	135
Net loss	—	—	—	—	—	—	—	(4,696)	(4,696)
Balance as of March 31, 2020	5,737,440	$50,210	9,819,480	$77,844	1,525,648	$—	$5,123	$(116,307)	$(111,184)
Issuance of Series D senior convertible preferred stock at $9.03 per share, net of issuance costs of $0.5 million	—	(18)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	201	—	201
Net loss	—	—	—	—	—	—	—	(4,705)	(4,705)
Balance as of June 30, 2020	5,737,440	$50,192	9,819,480	$77,844	1,525,648	$—	$5,324	$(121,012)	$(115,688)

The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(12,666)	$(9,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378	457
Stock-based compensation	1,103	336
Non-cash interest expense	158	707
Gain on extinguishment of PPP loan	(1,050)	—
Other non-cash loss	9	5
Changes in operating assets and liabilities:
Accounts receivable	(12)	—
Prepaid expenses and other assets	(309)	(47)
Accounts payable	197	(282)
Deferred rent	(61)	(54)
Accrued and other current liabilities	(935)	(481)
Net cash used in operating activities	(13,188)	(8,760)
Cash flows from investing activities
Purchases of property and equipment	(126)	(22)
Net cash used in investing activities	(126)	(22)
Cash flows from financing activities
Proceeds from issuance of Series D senior convertible preferred stock, net of issuance costs	—	10,686
Proceeds from issuance of Series E senior convertible preferred stock, net of issuance costs	99,058	—
Proceeds allocated to issuance of common stock warrants	1,071	—
Proceeds from exercise of stock options	264	1
Proceeds from loan payable	—	1,050
Payment of convertible notes payable	(4,494)	(667)
Payment of loan payable	(3,100)	—
Capital lease principal payments	(34)	(52)
Payment of deferred offering costs	(2,133)	—
Net cash provided by financing activities	90,632	11,018
Net increase in cash and cash equivalents	77,318	2,236
Cash and cash equivalents at beginning of period	13,533	21,390
Cash and cash equivalents at end of period	$90,851	$23,626
Supplemental disclosure of cash flow information
Cash paid for interest	$1,270	$150
Supplemental disclosure of non-cash investing and financing information
Deferred offering costs included in accounts payable and accrued liabilities	$618	$—
Purchases of property and equipment in accounts payable and accruals	$149	$57
Series E senior convertible preferred stock offering costs included in accounts payable and accrued liabilities	$80	$—
Series E senior convertible preferred stock offering costs prepaid and deferred in prior period and reclassified to Series E senior convertible preferred stock	$26	$—

The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.  Description of Business and Financial Condition

Sera Prognostics, Inc. (the “Company”) is a women’s health diagnostic company utilizing its proprietary proteomics and bioinformatics platform to discover, develop and commercialize biomarker tests with an initial focus on improving pregnancy outcomes. The Company was incorporated in the State of Delaware on January 17, 2008 and its operations are located in Salt Lake City, Utah, including a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory.

Since its inception, the Company’s activities have consisted of performing research and development, conducting clinical studies, acquiring product rights, raising capital, establishing facilities, and establishing commercial operations to market the PreTRM test.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $144.1 million as of June 30, 2021. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s commercialization activities for the PreTRM test, and to support additional clinical and preclinical trials and anticipated research and development activities. The Company had no significant commercial product revenue for the three and six months ended June 30, 2021 and has no recurring sources of licensing or other revenue. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its diagnostic products and could be required to delay, scale back or abandon some or all of its development programs and other operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and may be dilutive to current stockholders, and any debt financing, if available, may involve restrictive covenants and dilutive financing instruments. The Company’s future operations are highly dependent on a combination of factors, including (i) the successful commercial launch and market acceptance of the PreTRM test; (ii) the success of clinical trials and other research and development programs; (iii) the development of competitive products by other biotechnology and laboratory companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its intellectual property, technology and products; and, ultimately (vi) the timely and successful completion of any additional financing.

The principal sources of the Company’s working capital to date have been the proceeds from the issuance of convertible preferred stock, convertible notes, and bank loans. As of June 30, 2021, the Company had approximately $90.9 million in cash and cash equivalents.

In July 2021, the Company completed its initial public offering (“IPO”) of shares of Class A common stock. See Note 14—Subsequent Events for additional details.

The Company believes that its existing financial resources are sufficient to continue operating activities at least 12 months from the issuance date of these unaudited condensed financial statements.

2.   Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2021 as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its final prospectus dated as of July 14, 2021 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on July 16, 2021 (“Final Prospectus”).

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2020 included in the Final Prospectus. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The results of the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period.

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

Reverse Stock Split

On June 30, 2021, the Company’s board of directors (the “Board of Directors”) approved a 1-for-2.079 reverse stock split of the Company’s common stock and redeemable convertible preferred stock, which was effective by amendment to the Company’s charter on July 7, 2021. The par value and authorized shares of the common stock and redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding common stock, warrants, options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to the determination of fair value of its shares of common stock and stock options, common and preferred stock warrants, valuation of deferred tax assets resulting from net operating losses, and useful lives of property and equipment. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates.

The COVID-19 pandemic and the rapidly evolving actions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce. The extent to which the COVID-19 pandemic may impact the Company’s business, financial condition, cash flows and results of operations, in particular, will depend on future developments that are highly uncertain, many of which are outside the Company’s control. Such developments include the availability and effectiveness of actions taken to contain or treat COVID-19, the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence of the COVID-19 virus and variant strains thereof, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on the Company’s business, financial condition, cash flows and results of operations.

There were no significant estimates contained in the preparation of the Company’s condensed financial statements or impacts to the Company’s condensed financial statements for the three and six months ended June 30, 2021 that were a direct result of the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of the condensed financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The standard was effective for public entities for fiscal years beginning after December 15, 2018 and for private companies for fiscal years beginning after December 15, 2021. The Company is evaluating the effect that ASU 2016-02 will have on its interim financial statements and related disclosures. The Company is currently an emerging growth company and has elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. As such, the Company expects to adopt this new standard on January 1, 2022 and has not yet determined the effect of the standard on its ongoing financial reporting.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. This standard will be effective for the Company on January 1, 2022, with early adoption permitted. The Company is currently evaluating the potential impact this standard may have on its financial statements and disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by the Company’s management to, have a material impact on the Company’s financial position, results of operations or cash flows.

3.  Property and Equipment

The following table presents the components of property and equipment, net, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$4,241	$4,194
Computer equipment	951	767
Leasehold improvements	701	701
Software	373	373
Furniture and fixtures	292	292
Total property and equipment	6,558	6,327
Less accumulated depreciation and amortization	(5,687)	(5,362)
Property and equipment, net	$871	$965

As of June 30, 2021 and December 31, 2020, $3.0 million of the Company’s laboratory equipment was subject to capital leases, which assets had recorded accumulated amortization of $2.9 million and $2.6 million, respectively. Associated amortization expense, included with depreciation expense, for the three months ended June 30, 2021 and June 30, 2020 totaled $0.1 million each. Associated amortization expense for the six months ended June 30, 2021 and June 30, 2020 totaled $0.2 million and $0.3 million, respectively.

Depreciation and amortization expense was $0.2 million for the three months ended June 30, 2021 and 2020. Depreciation and amortization expense was $0.4 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

4.  Accrued and Other Current Liabilities

The following table presents the components of accrued and other current liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Accrued compensation	$903	$996
Accrued paid time off	550	290
Accrued invoices related to IPO	379	—
Bank loan final payment fee	—	100
Other current liabilities	165	191
Total accrued and other current liabilities	$1,997	$1,577

5.  Other Income (Expense), net

The following table presents the components of other income (expense), net, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income	$18	$6	$21	$34
Fair Value remeasurements	4	(10)	(6)	(5)
Gain on extinguishment of PPP loan	1,050	—	1,050	—
Other gains (losses), net	—	—	(19)	—
Other income (expense), net	$1,072	$(4)	$1,046	$29

6.  Loans and Convertible Promissory Notes Bank Loan

Bank Loan

In 2014, through a Loan and Security Agreement (the “Loan Agreement”) with Pacific Western Bank (the “Bank”) the Company obtained a term loan for $10.0 million. The Loan Agreement, as amended, had a final repayment date of September 1, 2021. Repayment of amounts borrowed were paid in equal monthly installments of principal, plus all accrued interest. The loan bore interest, on the outstanding daily balance, equal to the greater of 1.0% above the Prime Rate then in effect, or 4.75%. In addition, the Loan Agreement required a Final Payment Fee (as defined in the Loan Agreement) equal to one-percent of the aggregate principal amount borrowed, or $0.1 million. In March 2021, the Company repaid the outstanding principal of $2.0 million, accrued interest of $6 thousand, and the Final Payment Fee of $0.1 million related to this loan.

Convertible Promissory Notes

In February 2019, the Company authorized the issuance of a $6.4 million subordinated convertible promissory note (the “February 2019 Convertible Note”) to a current stockholder, bearing 12% interest and a maturity date of February 26, 2021, to provide liquidity and additional working capital. On February 15, 2021, the maturity date was extended to March 28, 2021. The February 2019 Convertible Note was optionally convertible into shares of Series D Convertible Preferred Stock at a conversion price equal to 80% of the issuance price of the Series D Convertible Preferred Stock. In July 2019, $1.9 million of the $6.4 million February 2019 Convertible Note’s principal and $0.1 million of accrued interest were converted into 277,507 shares of the Company’s Series D Preferred Stock, at the option of the holder of the February 2019 Convertible Note, at a conversion price equal to 80% of the issuance price of the Series D Convertible Preferred Stock of $9.03 per share. If not repaid or converted prior to the maturity date, the February 2019 Convertible Note’s remaining principal and accrued interest would have converted, at the option of the Holder, into shares of Series C-1 Convertible Preferred Stock and the holder would have received a number of common stock warrants based on the amount of unpaid principal outstanding.

The conversion feature of the February 2019 Convertible Note met the requirements for separate accounting and was recognized as a liability at the measurement date fair value of $2.4 million, subject to remeasurement to fair value, with any changes in estimated fair value recognized as a component of other income (expense), net. A corresponding discount, which reduced the carrying value of the February 2019 Convertible Note, was also recorded. The unamortized discount was written off in proportion to the partial conversion, with the remaining discount accreted to interest expense until maturity. The Company recognized additional interest expense of $0.1 million and $0.4 million from accretion of the discount during the six months ended June 30, 2021 and 2020, respectively.

On March 24, 2021, the Company repaid the outstanding principal of $4.5 million and accrued interest of $1.1 million related to the February 2019 Convertible Note.

In August 2019, the Company authorized the issuance of a $5.0 million subordinated convertible promissory note (the “August 2019 Note”) to a new investor and non-U.S. commercial partner. The August 2019 Note bore 5% interest and had a maturity date of December 31, 2019. The August 2019 Note was mandatorily convertible into shares of Series D Convertible Preferred Stock with principal and all interest accrued thereon converting at a per share price equal to the price per share at which Series D Convertible Preferred Stock was sold to investors. In August 2019, the August 2019 Note legally converted. Pursuant to the terms of a letter agreement, dated May 10, 2019, by and between the Company and the holder of the August 2019 Note, the holder is entitled to purchase additional shares of Series D Convertible Preferred Stock, in the event that a milestone, as defined in the agreement and within the Company’s control, is achieved. As of June 30, 2021, this milestone has not been achieved.

Paycheck Protection Loan

In April 2020, the Company obtained a $1.1 million loan through Pacific Western Bank under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended. The loan’s purpose was to maintain payroll and make rent and utilities payments as specified under the terms of the PPP. Under the PPP, borrowers may apply for loan forgiveness if the funds are used for payroll costs, mortgage interest, rent and utilities payments over a specified term following receipt of the loan funds. During the term of the agreement, the Company utilized the loan funds for forgivable purposes and applied for forgiveness. On June 26, 2021, the outstanding $1.1 million PPP loan was forgiven and removed from the Company’s balance sheet as of June 30, 2021. As a result of the forgiveness of the PPP loan, a $1.1 million gain on extinguishment was recorded in other income (expense), net for the three and six months ended June 30, 2021.

7.   Fair Value Measurements

As of June 30, 2021 and December 31, 2020, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the loan payable and capital leases approximate fair value as the interest rates approximate market interest rates.

The fair value of the preferred stock warrant liability was estimated based upon a Black-Scholes option pricing model. The Company measures certain financial assets and liabilities (cash equivalents and the warrant liability) at fair value on a recurring basis.

The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are observable, quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.

Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable either directly or indirectly or quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 inputs are unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.

As of June 30, 2021, the Company’s cash equivalents have been classified as Level 1 assets. The Company’s convertible preferred stock warrant liability has been valued using Level 3 inputs in a Black-Scholes option pricing model (see Note 11 — Warrants). The Company, utilizing a third-party valuation firm to assist with the estimation of the fair value of common stock, employed a hybrid method of option-pricing model (OPM) and Probability-Weighted Expected Return Method (“PWERM”). Under the hybrid OPM and PWERM approach, the per share value calculated under OPM and PWERM are weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share of the common stock before a discount for lack of marketability is applied. This model also calculates the fair value of the other classes of equity, including preferred shares. This estimated preferred stock value, along with other significant unobservable inputs, was an input into a Black-Scholes option pricing model, which calculated the fair value of the preferred stock warrant liability.

The other significant unobservable inputs in this calculation are the remaining expected term, which considers the timing of a liquidation event that would net settle the awards before their contractual term expires, and the expected equity volatility, which is a statistical measure of the dispersion of returns for a given security. Volatility is determined based on select comparable public guideline companies in the same business sector. The following table summarizes the significant unobservable inputs used to value the Company’s preferred stock warrant liability:

	As of June 30, 2021		As of December 31, 2020
		Weighted-		Weighted-
	Range	Average	Range	Average
Fair value per share of common stock	$3.56 - $7.48	$4.70	$3.41 - $7.35	$4.56
Expected term (in years)	1.2 - 8.6	4.8	1.7 - 9.1	5.3
Expected volatility	60.3% - 67.6%	63.6%	59.5% - 72.5%	63.6%

Significant increases (decreases) in the term would result in significantly higher (lower) fair value measurements. Significant increases (decreases) in the volatility would result in significantly higher (lower) fair value measurements.

The following table shows the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of June 30, 2021:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$90,851	$—	$—
Liabilities:
Warrant liability	—	—	485
Total	$90,851	$—	$485

The following table shows the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of December 31, 2020:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,533	$—	$—
Liabilities:
Warrant liability	—	—	474
Total	$13,533	$—	$474

A table providing a roll forward of the fair value, as determined by Level 3 inputs, of the Company’s convertible preferred stock warrant liability for the six months ended June 30, 2021 is included in Note 11 — Warrants.

8.   Related Party Transactions

In January 2017, Laboratory Corporation of America (“LabCorp”) and the Company entered into a strategic commercialization agreement contemporaneously with LabCorp’s participation in the Company’s sale of Series C Convertible Preferred Stock, par value $0.0001 per share. Under the agreement with LabCorp, amended in 2018, LabCorp is a non-exclusive distributor of the PreTRM test and performs certain sample collection, processing and shipping services, for a fee. The Company paid fees related to this agreement of less than $0.1 million for each of the three and six-month periods ended June 30, 2021 and 2020.

In July 2019, the Company entered into a consulting agreement with Blue Ox Healthcare Partners, LLC (“Blue Ox”) to advise the Company on development of strategies with the goal to obtain widespread insurance coverage for the PreTRM test. Contemporaneously with the consulting agreement, Blue Ox participated in the initial closing of the Series D Convertible Preferred Stock financing in July 2019 and appointed its designee to the Board of Directors. The Company paid consulting fees related to the consulting agreement of $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

In June 2019, the Company entered into a master services agreement with Healthcore Inc., a wholly-owned subsidiary of Anthem Inc. (“Anthem”). This agreement covers a range of research projects, including Healthcore’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.6 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. In November 2020, the Company entered into a Laboratory Services Agreement with Anthem related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. The Company recognized revenues related to this agreement of $16 thousand and $25 thousand for the three and six months ended June 30, 2021, respectively.

In February 2021, the Company entered into a Commercial Collaboration Agreement with Anthem and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined reimbursement within a defined period for use of the PreTRM test within Anthem’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Anthem will purchase a certain minimum number of tests for each of the first three years of the term of the Commercial Collaboration Agreement. Additionally, Anthem has agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company has also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Anthem.

Anthem has further agreed to develop appropriate care management programs that incorporate the use of the PreTRM test. The Company and Anthem have also agreed to form a Joint Operating Committee to oversee the relationship, comprised of two voting members each from Anthem and the Company. The Company will submit monthly invoices to Anthem for the sale of the PreTRM test at the negotiated rates. Anthem has been participating in the Company’s PRIME study and at the conclusion of the PRIME study, under the Commercial Collaboration Agreement, the Company has agreed to enter into Anthem’s standard lab provider agreement. Unless earlier terminated due to breach, the Commercial Collaboration Agreement will remain in effect until the later of (a) the third anniversary of the effective date or (b) the date on which Anthem has purchased a fixed number of PreTRM tests as agreed by the parties.

The Commercial Collaboration Agreement with Anthem is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Anthem is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined reimbursement amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Anthem are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues or cash receipts related to the Commercial Collaboration Agreement for the three and six months ended June 30, 2021.

9.  Capital Structure

Common Stock

The following shares of Class A common stock were reserved for future issuance:

	June 30, 2021	December 31, 2020
Senior convertible preferred stock	13,791,579	5,737,440
Junior convertible preferred stock	9,819,480	9,819,480
Shares issuable under convertible note	—	665,699
Warrants to purchase convertible preferred stock	81,543	81,543
Warrants to purchase Class A common stock	2,741,813	2,019,590
Options to purchase Class A common stock	5,677,611	4,096,722
Class A common stock available for future issuance under the 2011 Equity Incentive Plan	668,772	388,505
Total	32,780,798	22,808,979

As of June 30, 2021 and December 31, 2020, approximately $2.8 million and $26 thousand of deferred offering costs related to an equity offering, respectively, were recorded within other assets in the accompanying condensed balance sheets.

Convertible Preferred Stock

Authorized, issued and outstanding convertible preferred stock and its principal terms as of June 30, 2021 were as follows (in thousands, except share and per share amounts):

		Shares Issued	Original	Aggregate	Proceeds,
	Shares	and	Issue Price	Liquidation	net of
Series	Authorized	Outstanding	Per Share	Preference	issuance costs
Series A-1 Junior Preferred Stock	1,390	667	$2,079.00	$1,390	$1,390
Series A-2 Junior Preferred Stock	7,941,499	3,803,878	5.20	19,771	19,595
Series B-1 Junior Preferred Stock	2,060,000	961,994	5.20	5,000	4,914
Series B-2 Junior Preferred Stock	5,012,500	2,404,995	8.32	20,000	19,984
Series C-1 Junior Preferred Stock	5,521,905	2,647,946	12.38	32,755	32,653
Series C-2 Junior Preferred Stock	1,510,000	—	17.22	—	—
Series D Senior Preferred Stock	11,975,172	5,737,440	9.03	102,535	50,415
Series E Senior Preferred Stock	17,529,215	8,054,139	12.46	100,300	98,952
Total Convertible Preferred Stock	51,551,681	23,611,059		$281,751	$227,903

Authorized, issued and outstanding convertible preferred stock and its principal terms as of December 31, 2020 were as follows (in thousands, except share and per share amounts):

		Shares Issued	Original	Aggregate	Proceeds,
	Shares	and	Issue Price	Liquidation	net of
Series	Authorized	Outstanding	Per Share	Preference	issuance costs
Series A-1 Junior Preferred Stock	1,390	667	$2,079.00	$1,390	$1,390
Series A-2 Junior Preferred Stock	7,941,499	3,803,878	5.20	19,771	19,595
Series B-1 Junior Preferred Stock	2,060,000	961,994	5.20	5,000	4,914
Series B-2 Junior Preferred Stock	5,012,500	2,404,995	8.32	20,000	19,984
Series C-1 Junior Preferred Stock	5,521,905	2,647,946	12.38	32,755	32,653
Series C-2 Junior Preferred Stock	1,510,000	—	17.22	—	—
Series D Senior Preferred Stock	12,320,844	5,737,440	9.03	102,535	50,415
Total Convertible Preferred Stock	34,368,138	15,556,920		$181,451	$128,951

In connection with various preferred stock financings, the Company issued warrants to purchase common stock and warrants to purchase preferred stock. See Note 11 — Warrants for additional details.

Conversion Rights

Each outstanding share of convertible preferred stock is convertible, at the option of the holder at any time and from time to time, into such number of fully paid and non-assessable shares of common stock as is determined by dividing the respective original issue price of the convertible preferred stock, as applicable, by the respective conversion price of the convertible preferred stock, as applicable, in effect at the time of the conversion. Conversion of all shares of convertible preferred stock is automatic upon (i) the closing of a public offering of common stock at a price per share of at least 1.2 times the original issue price of the Series E Convertible Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) resulting in at least $40.0 million of gross cash proceeds; or (ii) affirmative election of at least a majority of the shares of preferred stock outstanding.

As of June 30, 2021 and December 31, 2020, the conversion price of the Convertible Preferred Stock issued by the Company was as follows:

Series	June 30, 2021	December 31, 2020
Series A-1 Junior Preferred Stock	$6.08	$6.08
Series A-2 Junior Preferred Stock	5.20	5.20
Series B-1 Junior Preferred Stock	5.20	5.20
Series B-2 Junior Preferred Stock	8.32	8.32
Series C-1 Junior Preferred Stock	12.38	12.38
Series C-2 Junior Preferred Stock	17.22	17.22
Series D Senior Preferred Stock	9.03	9.03
Series E Senior Preferred Stock	12.46	—

In July 2021, the Company completed its IPO. In connection with the IPO, all shares of convertible preferred stock converted into 22,434,130 shares of Class A common stock and 1,405,259 shares of Class B common stock. See Note 14—Subsequent Events.

10.  Stock-based Compensation

Equity Incentive Plans

In November 2011, the Company established the 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”) and reserved shares of the Company’s common stock for sale and issuance under the 2011 Plan. The 2011 Plan provides for the grant of incentive and non-statutory stock options as well as restricted stock to employees, nonemployee directors and consultants of the Company, which are to be granted at a price that is not less than 100% of the fair value of the stock at the date of grant. Options and restricted stock generally vest over a four-year period and options generally expire ten years from the date of grant. Options are exercisable only to the extent vested. As of June 30, 2021, there were 668,772 shares of the Company's Class A common stock that were available for future grants under the 2011 Plan.

The 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Board of Directors on June 30, 2021, approved by the Company’s stockholders in July 2021 and became effective in connection with the closing of the IPO. A total of 3,966,162 shares of Class A common stock have been reserved for issuance under the 2021 Plan. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will also be increased pursuant to provisions for annual automatic evergreen increases.

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was adopted by the Board of Directors on June 30, 2021, approved by the Company’s stockholders in July 2021 and became effective in connection with the closing of the

IPO. A total of 305,089 shares of Class A common stock have been reserved for issuance under the 2021 ESPP. In addition, the number of shares reserved for future issuance under the 2021 ESPP will be increased pursuant to provisions for annual automatic evergreen increases.

Stock Options

Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2008 Plan and 2011 Plan. The following table summarizes information about these options granted and outstanding:

	Number of			Weighted-
	Shares	Weighted-	Weighted-	Average
	Subject to	Average	Average	Remaining
	Options	Grant Date	Exercise Price	Contractual
	Outstanding	Fair Value	Per Share	Life (In Years)
Outstanding — December 31, 2020	4,096,722	$0.92	$1.64	6.99
Granted	1,885,456	5.54	6.72
Expired	(63)	131.73	207.90
Cancelled	(174)	1.04	1.98
Exercised	(304,330)	0.55	0.87
Outstanding — June 30, 2021	5,677,611	$2.47	$3.37	7.81
Vested and expected to vest at June 30, 2021	5,351,674	$2.37	$3.26	7.71
Vested and exercisable at June 30, 2021	2,564,974	$1.11	$1.83	6.00
Non-vested options at June 30, 2021	3,112,538	$3.59	$4.63

The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development expense	$370	$69	$434	$123
Sales and marketing expense	117	35	179	64
General and administrative expense	377	97	490	149
Total employee stock-based compensation	$864	$201	$1,103	$336

At June 30, 2021, there was $9.5 million of unamortized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 3.4 years.

11.  Warrants

Warrants to purchase common stock

In conjunction with the issuance of Series D Convertible Preferred Stock, the Company issued 1,009,795 warrants to purchase shares of common stock at a price of $9.03 per share, and 1,009,795 warrants to purchase shares of common stock at a price of $10.84 per share. Because these warrants are equity classified, the Company allocated the relative fair value of the cash proceeds between the Series D Convertible Preferred Stock and the warrants. Proceeds allocated to these common stock warrants on a relative fair value basis, calculated using the Black-Scholes option pricing model, were $0.9 million and were recognized as a component of additional paid-in capital in the accompanying condensed financial statements. As an equity instrument, these warrants are not required to be remeasured to their fair value each reporting period.

A certain investor of Series E Convertible Preferred Stock also received 722,223 warrants to purchase shares of common stock of the Company at a price of $20.77 per share. Because these warrants are equity classified, the Company allocated the relative fair value of the cash proceeds between the Series E Convertible Preferred Stock and the warrants. Proceeds allocated to these common stock warrants on a relative fair value basis, calculated using the Black-Scholes option pricing model, were $1.1 million and were recognized as a component of additional paid-in capital in the accompanying condensed financial statements. As an equity instrument, these warrants are not required to be remeasured to their fair value each reporting period.

Warrants to purchase preferred stock

In conjunction with the issuance of Series D Convertible Preferred Stock, the Company issued a third-party consultant a fully-vested warrant to purchase 21,611 shares (the “2019 Warrant”) of Series D Convertible Preferred Stock at a price of $9.03 per share. The initial fair value of the 2019 Warrant was calculated using the Black-Scholes option pricing model and recorded as a reduction in additional paid-in capital associated with Series D Preferred Stock Financing. The 2019 Warrant, which increased to 22,609 shares in conjunction with the issuance of additional shares of Series D Convertible Preferred Stock in 2020, remains outstanding at June 30, 2021, and is immediately exercisable for cash, with 22,609 shares to be issued upon settlement of the 2019 Warrant. The Company paid fees of $0.4 million to this consultant and the estimated fair value of the warrants was $0.2 million. The Company recognized the fees and the fair value of the warrants issued as a reduction to additional paid-in capital and recorded a corresponding preferred stock warrant liability. Total adjustments to the fair value of this warrant liability resulted in other income of $4 thousand and other expense of $10 thousand during the three months ended June 30, 2021 and 2020, respectively. Total adjustments to the fair value of this warrant liability resulted in other expense of $6 thousand and $5 thousand during the six months ended June 30, 2021 and 2020, respectively.

In connection with various debt financings, refinancing, and amendments to the Loan Agreement with the Bank, the Company has, from time to time, issued warrants to purchase shares of convertible preferred stock. Each of these warrants are exercisable for cash, fully-vested at the grant date, and have a ten-year expiration. The initial fair value of each these warrants was calculated using the Black-Scholes option pricing model and recorded as a reduction to the carrying value of the bank loan payable in the year of issuance. During the fiscal year, any changes in the fair value of these warrant liabilities are recorded in interest expense. Total adjustments to the fair value of these warrant liabilities during the three months ended June 30, 2021 and 2020 resulted in a $5 thousand reduction of interest expense and a $4 thousand reduction of interest expense, respectively. Total adjustments to the fair value of these warrant liabilities during the six months ended June 30, 2021 and 2020 resulted in $5 thousand of interest expense and a $4 thousand reduction of interest expense, respectively.

The following table summarizes the warrants to purchase convertible preferred stock and the fair value as of June 30, 2021 and December 31, 2020 (in thousands, except share and per share amounts):

				Fair Value as of
		Number of	Exercise	June 30,	December 31,
Series	Grant Date	Warrants	Price	2021	2020
Series A-2	Sep 2012	12,506	$5.20	$37	$41
Series A-2	Sep 2014	3,473	5.20	14	13
Series B-1	Dec 2014	28,860	5.20	120	113
Series B-2	Dec 2015	6,012	8.32	23	22
Series C-1	Mar 2017	8,083	12.38	31	31
Series D	Feb 2020	22,609	9.03	260	254
Total		81,543		$485	$474

Liability classification requires the warrants to be remeasured to their fair value at each reporting period. As of June 30, 2021 and December 31, 2020, the fair value of preferred stock warrants outstanding was $0.5 million and was recorded in warrant liability as a long-term liability in the accompanying condensed balance sheets.

The following is a summary of the Company’s preferred stock warrant liability activity for the six months ended June 30, 2021 (in thousands):

Warrant Liability
Outstanding
Outstanding — December 31, 2020	$474
Net increase in fair value of preferred stock warrants — recognized in other income (expense), net	6
Net increase in fair value of preferred stock warrants — recognized in interest expense	5
Outstanding — June 30, 2021	$485

12.  Commitments and Contingences

Operating Leases

The Company leases a total of approximately 24,100 square feet of office and laboratory space under a single non-cancelable operating lease with a termination date of December 31, 2022. Under the terms of the lease agreement, the Company has an option to renew the lease for one additional five-year rental period. The lease included a tenant improvement allowance from the landlord for structural and cosmetic changes to the new space. The tenant improvements were completed and delivery of possession occurred on September 1, 2018. The tenant improvement allowance has been accounted for as a liability of the Company within deferred rent and is amortized monthly as a reduction to rent expense. A corresponding leasehold improvement asset has been recorded with monthly depreciation being recorded as depreciation expense.

Scheduled base rent increases of 3% occur annually each August. The Company recognizes rent expense on a straight-line basis over the term of the operating lease. The difference in actual amounts paid and amounts recorded as rent expense during the period was recorded as deferred rent on the accompanying balance sheets. For the three months ended June 30, 2021 and 2020, the Company recognized rent expense of $0.1 million. For the six months ended June 30, 2021 and 2020, the Company recognized rent expense of $0.3 million. Amounts classified as deferred rent at June 30, 2021 and December 31, 2020 totaled $0.2 million and $0.3 million, respectively.

Capital Leases

The full value of all leased equipment, including advance payments, are classified as assets on the Company’s balance sheets. The portion of the future payments designated as principal repayment are classified as a capital lease obligation. As of June 30, 2021, the Company classified the aggregate amount of scheduled capital lease obligation payments due within twelve months of the date of the condensed financial statements, $0.1 million, as a current liability, and the remaining $0.1 million due thereafter, in other liabilities.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2021 and December 31, 2020. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

Employee Agreements

The Company has signed various employment agreements with key executives pursuant to which if their employment is terminated by the Company without cause or by the employees for good reason, or following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock and stock options, and certain insurance benefits.

Legal Matters

The Company is not currently a party to any material litigation or other material legal proceedings. The Company may, from time to time, be involved in various legal proceedings arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect the Company’s future results of operations, cash flows, or financial position.

13.  Net loss per share

The Company issued certain convertible preferred stock that were outstanding and were concluded to be participating securities. Due to the presence of participating securities, the Company calculated net loss per share using the more dilutive of the treasury stock or the two-class method. For periods presented in which the Company reports a net loss, the losses are not allocated to the participating securities. As the Company reported a net loss during all periods presented, diluted net loss per share was the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(6,307)	$(4,705)	$(12,666)	$(9,401)
Weighted average common stock outstanding, basic and diluted	1,988,886	1,525,648	1,890,908	1,525,491
Net loss per share — basic and diluted	$(3.17)	$(3.08)	$(6.70)	$(6.16)

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	June 30,
	2021	2020
Junior convertible preferred stock	9,819,480	9,819,480
Senior convertible preferred stock	13,791,579	5,737,440
Shares issuable under convertible note	—	632,733
Warrants to purchase convertible preferred stock	81,543	81,543
Warrants to purchase Class A common stock	2,741,813	2,019,590
Options to purchase Class A common stock	5,677,611	4,329,722
Total	32,112,026	22,620,508

14.  Subsequent Events

Initial Public Offering

On July 19, 2021, the Company completed its IPO and issued 4,687,500 shares of its common stock at a price of $16.00 per share for approximate net proceeds of $66.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the IPO, all shares of convertible preferred stock converted into 22,434,130 shares of Class A common stock and 1,405,259 shares of Class B common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Final Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Investors and others should note that we routinely use the Investors section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investors section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that it shares on the Investors section of our website, www.seraprognostics.com/investors/.

Overview

We are a women’s health diagnostic company utilizing our proprietary proteomics and bioinformatics platform to discover, develop and commercialize clinically meaningful and economically impactful biomarker tests, with an initial focus on improving pregnancy outcomes. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing and economic analysis enables us to provide physicians and patients with actionable data and information designed to result in better maternal and neonatal health at lower cost. Our vision is to deliver pivotal and actionable information to pregnant women, their physicians and healthcare payers to significantly improve maternal and neonatal health and to dramatically reduce healthcare costs. We have built an advanced, proprietary and scalable proteomics and bioinformatics platform to characterize the biology of pregnancy and to discover and validate key protein biomarkers found in blood that are highly accurate predictors of dynamic changes that occur during pregnancy. By incorporating our proprietary technology platform into our rigorous data-driven development process, we have created a differentiated approach for effectively addressing major conditions of pregnancy. We envision that our comprehensive approach will enable us to fully characterize one of the most important periods in the lives of women and children, and will help to improve their well-being. Our goal is to develop and commercialize tests that inform important decisions during all pregnancies. We also believe that the work we perform in pregnancy can ultimately be leveraged more broadly to address other areas in medicine and healthcare.

Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during week 19 or 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes conducting clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients. Anthem, Inc., or Anthem, whose health plans cover more than 10% of U.S. pregnancies annually, will make our PreTRM test available to eligible pregnant members as part of a multi-year contract. Anthem is the nation’s second largest health insurer with greater than 43 million members nationwide. Through this collaboration, a significant number of physicians and patients in the U.S. gain access to early and accurate predictions of preterm birth to enable more informed decision-making during pregnancy. Sera believes that its commercial collaboration with Anthem further validates the clinical and economic value of its PreTRM test and significantly de-risks initial commercialization. Sera further expects this provides a pathway for broader market adoption through subsequent coverage decisions by other major payers. We are actively discovering and developing several additional biomarker tests to predict other major conditions of pregnancy, such as preeclampsia, and gestational diabetes, among others, that have the potential to offer significant health benefits to women and their babies.

There are approximately 140 million births globally each year. Of these, it is estimated that as many as 25% are affected by various complications, including: preterm birth, preeclampsia, fetal growth restriction, stillbirth, hypertension of pregnancy, gestational diabetes and others. In the United States, there are approximately 3.8 million births annually, and over 10% of those pregnancies result in preterm births with profound short- and long-term health consequences to the mother and baby. These health consequences are estimated to lead to associated costs of approximately $25 billion annually in the United States. Traditional methods to detect prematurity risk in time for proactive management have been limited and fail to identify the vast majority of women who will deliver prematurely. We believe our actionable blood-based biomarker test for prematurity risk can enable patients, physicians and payers to more proactively manage and mitigate the complications and associated costs of prematurity. Given that pregnancy is the launch point for the future health of babies and a key determinant in the future health of mothers and babies, we believe this area is ripe for innovation and better tools to improve patient outcomes.

Our operations are located in Salt Lake City, Utah, including a CLIA-certified laboratory. Since our inception, we have devoted the majority of our efforts and resources to performing research and development, acquiring product rights, raising capital, establishing facilities, conducting clinical trials, and establishing commercial operations to market the PreTRM test. During this period, we have incurred annual net losses. We have largely funded our operations with proceeds from the sale of convertible preferred stock, debt financings and bank loans. Since inception through June 30, 2021, we have raised an aggregate of $245.9 million of gross proceeds from private placements of our equity and debt securities and bank loans. In July 2021, we completed an IPO receiving net proceeds of approximately $66.6 million. See Note 14—Subsequent Events for additional detail.

We have incurred significant operating losses since inception. Our net losses were $6.3 million and $4.7 million for the three months ended June 30, 2021 and 2020, respectively, and $12.7 million and $9.4 million for the six months ended June 30, 2021 and 2020, respectively. We expect to incur significant additional operating losses over at least the next year, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications and anticipated research and development activities.

We had no significant commercial revenue for the six months ended June 30, 2021 and 2020, and we have no recurring sources of licensing or other revenue. We have signed an agreement with Anthem, pursuant to which Anthem will purchase our PreTRM test, and we continue to negotiate private payer insurance contracts that could eventually result in revenues. If we are unable to secure payer contracts that result in significant revenues or access additional funds, we may be required to delay, scale back or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings or other capital sources, potentially including collaborations or other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute your ownership interests. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

Impact of COVID-19

The degree to which COVID-19 impacts our future business operations, research and development programs and financial condition will depend on future developments, including the ultimate duration and/or severity of the outbreak and any resurgences, actions by government authorities to contain the spread of the virus, the effectiveness of vaccines against the virus, and when and to what extent normal economic and operating conditions can resume. The ability of our employees and other business partners to travel and conduct other routine business activity has been and is likely to continue to be disrupted or adversely affected. The primary impact to our business has been the early cessation of enrollment in our Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL study, in March 2020, and the delayed commencement of enrollment in our PRIME study until November 2020. However, our laboratory has remained operational and, to the extent possible, we are conducting our other business operations with necessary or advisable modifications to employee travel and many of our employees working remotely. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

Collaboration Agreement with Anthem

On February 17, 2021, we entered into a Commercial Collaboration Agreement with Anthem relating to the commercialization of the PreTRM test. Under the agreement, we will provide PreTRM tests to eligible individuals enrolled in, or serviced or covered by, the health insurance products of Anthem. Pursuant to the agreement, Anthem will purchase a certain minimum number of tests from us for each of the first three years of the term of the agreement. Additionally, Anthem has agreed to pay us a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. Anthem has been participating in our PRIME study, and at the conclusion of the PRIME study, we agreed to enter into Anthem’s standard lab provider agreement with longer term commercial pricing.

Key Components of Our Results of Operations

Revenues

We expect to derive substantially all of our revenue in the near term from sales of the PreTRM test. To date, we have not generated material revenues from the commercial sale of the PreTRM test. We have signed an agreement with Anthem and we continue to engage with other commercial payers to close additional contracts. These additional contracts could also enable an upfront negotiated reimbursement rate which could eventually result in revenues when healthcare providers order the PreTRM test.

Operating Expenses

Cost of Revenue

Cost of revenue reflects the aggregate costs incurred in delivering the proteomic testing results to clinicians and includes expenses for third-party sample collection and shipping costs, as well as our lab personnel, materials and supplies, equipment and infrastructure expenses associated with clinical testing, and allocated overhead including rent and equipment depreciation. We expect costs of revenue will generally move in line with the sales of the PreTRM test.

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities and development of our product candidates. These expenses include:

●	clinical studies;

●	laboratory processes;
●	research and bioinformatic activities;
●	biobanking and publication efforts;
●	personnel-related expenses, including salaries, payroll taxes, employee benefits and stock-based compensation charges for employees, engaged in these research and development activities;
●	direct clinical study expenses incurred under agreements with clinical study sites or contract research organizations;
●	consultants engaged in our research and development efforts;
●	laboratory materials and supplies;
●	facilities costs; and
●	depreciation, amortization and other direct and allocated expenses, including rent, insurance and other operating costs, incurred as a result of our research and development activities.

We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses will continue to increase for the foreseeable future as we support additional clinical studies, publications and other product development activities.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, and legal costs related to commercial efforts. We expect selling and marketing expenses to increase in the future as we incur additional expenses associated with the commercialization activities for the PreTRM test and related initiatives. Based on our commercial collaboration with Anthem, we are initially building our specialty OB-GYN commercial sales force to sell and support the PreTRM test in key territories in the United States where Anthem has a significant number of covered members. Upon further market adoption of the PreTRM test by other payers and the expansion of our pipeline, we expect to expand our dedicated sales force into additional territories in the United States to cover the entire U.S. OB-GYN sales channel.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation charges for personnel in executive, finance, information technology, human resources, and other administrative functions. Other significant costs include facilities, corporate and intellectual property legal fees, accounting, insurance, consulting and other professional fees.

We anticipate that our general and administrative expenses will increase in the future as we construct the appropriate infrastructure to support expanded commercialization efforts and ongoing research and development activities. We expect increased expenses related to audit, tax and legal services associated with maintaining compliance with SEC requirements, as well as increased director and officer insurance premiums, board of director fees and investor relations costs associated with operating as a public company.

Interest Expense

Interest expense represents interest expense incurred on our loans payable and convertible promissory note, and amortization of a discount feature on a convertible promissory note.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on our cash, grant income, periodic mark-to-market changes on liabilities carried at fair value, and other gains and losses.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed financial statements and related notes included elsewhere in this report.

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	$ Change

	(in thousands)
	(unaudited)
Revenue	$20	$6	$14
Operating expenses:			—
Cost of revenue	8	2	6
Research and development	2,824	1,752	1,072
Selling and marketing	1,740	712	1,028
General and administrative	2,829	1,821	1,008
Total operating expenses	7,401	4,287	3,114
Loss from operations	(7,381)	(4,281)	(3,100)
Interest expense	2	(420)	422
Other income (expense), net	1,072	(4)	1,076
Net loss and comprehensive loss	$(6,307)	$(4,705)	$(1,602)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$885	$545	$340
Research and bioinformatics	783	569	214
Laboratory operations	1,156	638	518
Total research and development expenses	$2,824	$1,752	$1,072

The $1.1 million increase was due to a $0.5 million increase in laboratory operations costs, a $0.3 million increase in clinical study costs and a $0.2 million increase in research and bioinformatics expenses. The $0.5 million increase in laboratory operations costs is primarily due to a $0.2 million increase in stock-based compensation expense resulting from equity grants in the first quarter of 2021, a $0.2 million increase in lab supplies and a $0.1 million increase in personnel costs driven by increased headcount. The $0.3 million increase in clinical study costs is primarily due to the increased enrollment and site setup activity in the PRIME study. The $0.2 million increase in research and bioinformatics expenses was due to personnel costs primarily driven by increased headcount.

Selling and Marketing Expenses

The $1.0 million increase was due primarily to an increase of $0.5 million in personnel-related costs driven by increased headcount, $0.3 million of consulting and outside services related to developing payer and reimbursement strategies for the PreTRM test, $0.1 million of marketing programs and materials development and $0.1 million of increased stock-based compensation expense resulting from equity grants in the first quarter of 2021.

General and Administrative Expenses

The $1.0 increase was due primarily to an increase of $0.6 million of personnel expenses driven by increased headcount and $0.3 million of increased stock-based compensation expense resulting from equity grants in the first quarter of 2021.

Interest Expense

The $0.4 million decrease in interest expense between periods is a result of paying the remaining loan payable principal balance outstanding in the first quarter of 2021.

Other Income (Expense), net

The $1.1 million change from other expense to other income was primarily due to a $1.1 million gain on extinguishment of the PPP loan, which was forgiven in June 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	$ Change

	(in thousands)
	(unaudited)
Revenue	$33	$14	$19
Operating expenses:
Cost of revenue	13	6	7
Research and development	5,221	3,801	1,420
Selling and marketing	3,090	1,580	1,510
General and administrative	5,116	3,200	1,916
Total operating expenses	13,440	8,587	4,853
Loss from operations	(13,407)	(8,573)	(4,834)
Interest expense	(305)	(857)	552
Other income (expense), net	1,046	29	1,017
Net loss and comprehensive loss	$(12,666)	$(9,401)	$(3,265)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$1,578	$1,185	$393
Research and bioinformatics	1,516	1,224	292
Laboratory operations	2,127	1,392	735
Total research and development expenses	$5,221	$3,801	$1,420

The $1.4 million increase was due to a $0.7 million increase in laboratory operations costs, a $0.4 million increase in clinical study costs and a $0.3 million increase in research and bioinformatics expenses. The $0.7 million increase in laboratory operations costs is primarily due to a $0.3 million increase in lab supplies, a $0.2 million increase in stock-based compensation expense resulting from equity grants in the first quarter of 2021 and a $0.2 million increase in personnel costs driven by increased headcount. The $0.4 million increase in clinical study costs is primarily due to a $0.2 million increase resulting from the increased enrollment and site setup activity in the PRIME study and a $0.2 million increase in personnel costs driven by increased headcount. The $0.3 million increase in research and bioinformatics expenses was primarily due to personnel costs driven by increased headcount.

Selling and Marketing Expenses

The $1.5 million increase was due primarily to an increase of $0.8 million in personnel-related costs driven by increased headcount, $0.5 million of consulting and outside services related to developing payer and reimbursement strategies for the PreTRM test, $0.1 million of marketing programs and materials development and $0.1 million of increased stock-based compensation expense resulting from equity grants in the first quarter of 2021.

General and Administrative Expenses

The $1.9 million increase was due primarily to an increase of $1.1 million of personnel expenses driven by increased headcount, $0.4 million of increased consulting and outside services costs in preparation for equity offerings, which costs were not directly related to the issuance of shares, and $0.3 million of increased stock-based compensation expense resulting from equity grants in the first quarter of 2021.

Interest Expense

The $0.6 million decrease in interest expense between periods is a result of paying the remaining loan payable principal balance outstanding in the first quarter of 2021.

Other Income (Expense), net

The $1.0 million increase in other income (expense) was primarily due to a $1.1 million gain on extinguishment of the PPP loan, which was forgiven in June 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through private placements of preferred stock, debt financings and bank loans, receiving in the aggregate gross proceeds of $245.9 million through June 30, 2021. As of June 30, 2021, we had cash and cash equivalents of $90.9 million and an accumulated deficit of $144.1 million. In July 2021, we completed an IPO receiving approximate net proceeds of $66.6 million. See Note 14—Subsequent Events for additional detail.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
	(unaudited)
Net cash provided by (used in):
Operating activities	$(13,188)	$(8,760)
Investing activities	(126)	(22)
Financing activities	90,632	11,018
Net increase in cash and cash equivalents	$77,318	$2,236

Operating Activities

The net cash used in operating activities during the six months ended June 30, 2021 was primarily due to a net loss of $12.7 million and a decrease in operating assets and liabilities of $1.1 million, partially offset by non-cash charges of $0.6 million. The net cash used in operating activities during the six months ended June 30, 2020 was primarily due to a net loss of $9.4 million and a decrease in operating assets and liabilities of $0.9 million, partially offset by non-cash charges of $1.5 million.

Investing Activities

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2021 compared to $22 thousand for the six months ended June 30, 2020, representing purchases of property and equipment in both periods.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was primarily due to net proceeds of $99.1 million from the sale of Series E convertible preferred stock, proceeds of $1.1 million from issuance of common stock warrants and $0.3 million in proceeds from options exercised, partially offset by $3.1 million and $4.5 million of loan and note repayments, respectively, and $2.1 million of deferred offering costs payments. Net cash provided by financing activities for the six months ended June 30, 2020 was primarily due to $10.7 million of net proceeds from the sale of Series D convertible preferred stock and proceeds of $1.1 million from a loan payable, partially offset by $0.7 million of note repayments.

Future Funding Requirements

We expect to incur significant additional operating losses and negative cash flows for the foreseeable future. We expect our losses in the future to be principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies and anticipated research and development activities. We had no significant commercial revenue for the six months ended June 30, 2021 and 2020, and we have no recurring sources of licensing or other revenue. There can be no assurance that we will eventually achieve significant revenues or profitability, or if achieved, can sustain either on a continuing basis. If we are unable to achieve significant revenues or raise additional funding, when needed, we may not be able to continue the development or commercialization of our diagnostic products and could be required to delay, scale back or abandon some or all of our development programs and other operations. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Any additional equity financing may not be available on favorable terms, most likely will be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants and dilutive financing instruments. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Our future funding requirements will depend on many factors, including the following:

●	the timing, receipt and amount of sales, if any, from the PreTRM test;
●	the cost and timing of establishing sales, marketing and other commercialization capabilities in the United States and abroad;
●	our ability to develop and commercialize other products;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the cost, timing and outcomes of regulatory approvals;
●	the scope, rate of progress, results and cost of our clinical studies, and other related activities;
●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions;
●	partnerships and other strategic options for our product and other product candidates; and
●	other factors described in the “Risk Factors” section and elsewhere in this prospectus.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the year ended December 31, 2020 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Final Prospectus. Material changes that have occurred during the six months ended June 30, 2021 include the following:

●	The outstanding principal, accrued interest and applicable final payment fees for the Loan Agreement and the February 2019 Convertible Note were repaid.

●	The PPP loan was fully forgiven.
●	Future minimum lease payments have increased by approximately $0.1 million as a result of an amendment to our corporate office operating lease for additional space which was signed during the period.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Use of Estimates

A summary of our critical accounting policies, significant judgments and use of estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Final Prospectus. There have been no significant changes in the application of our critical accounting policies, significant judgments and use of estimates during the six months ended June 30, 2021.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an EGC or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies, reduce disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. As an EGC, we are also not required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates and we are not required to provide auditor attestation regarding requirements of Section 404(b) of Sarbanes-Oxley.

We will remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that the market value of our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2—Significant Accounting Policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of cash held in an interest-bearing savings account. We do not hold any short-term investments. As a result, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio.

Foreign Currency

We do not regularly incur expenses with vendors outside the United States or that are denominated in currencies other than the U.S. dollar. We may incur such expenses in the future at which point exchange rate fluctuations might adversely affect our expenses, results of operations, financial position and cash flows. To date, exchange rate fluctuations have not had a material effect on our results of operations.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe inflation has had a material effect on our results of operations during the periods presented and do not anticipate a material impact going forward.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings. We may, from time to time, be involved in various legal proceedings arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows, or financial position.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, the section of this Quarterly Report Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before investing in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in the Final Prospectus.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	We have incurred net losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.*
●	Operating our business requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control and if we cannot raise additional capital when needed, we may have to curtail or cease operations.*
●	Our quarterly and annual results may fluctuate from period to period, which could adversely impact the value of our Class A common stock.
●	We have derived substantially all of our revenues to date from the PreTRM test, and if our efforts to further increase the use and adoption of the PreTRM test or to develop new products and services in the future do not succeed, our business will be harmed.
●	In the near future, we expect to rely on sales to a limited number of direct customers, primarily Anthem, for a significant portion of our revenue from the sale of the PreTRM test, and the loss of Anthem as a customer could materially harm our business.
●	If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing the PreTRM test.
●	Competition in the life science industry, including companies engaged in molecular diagnostics and proteomics, is intense. If we are unable to compete successfully with respect to our current or future products or services, we may not be able to increase or sustain our revenues or achieve profitability.

●	If our CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.
●	Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.
●	Our business would be materially harmed if our proprietary biobank were to become contaminated, lost or destroyed.
●	We rely on third parties for sample collection, including phlebotomy services, and commercial courier delivery services, and if these services are disrupted, our business will be harmed.
●	We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers on a cost-effective basis, or at all.
●	The ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we, or third parties on which we rely, have significant business operations.
●	If we lose the services of our Chairman, President and Chief Executive Officer, our Chief Scientific Officer or other members of our senior management team, we may not be able to execute our business strategy.
●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
●	Our estimates of total addressable market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate.
●	If third-party payers do not adequately reimburse for any new tests we may develop, our new tests may not be purchased or used, which may adversely affect our revenue and profits.
●	New reimbursement methodologies applicable to the PreTRM test, and other future tests, including new CPT codes, may decrease reimbursement rates from third-party payers.
●	Billing disputes with third-party payers, including disagreement regarding the selection and use of CPT codes when submitting claims, may decrease realized revenue and may lead to requests for recoupment of past amounts paid.
●	When third-party payers deny coverage, we are often unable to collect from the patient or any other source and risk disputes if we attempt to do so.
●	Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.
●	Status as an out-of-network provider with a large commercial insurer may cause health care providers to avoid recommending our tests.
●	If the validity of an informed consent from a patient is challenged, we could be precluded from billing for such patient’s testing, be forced to stop performing certain tests, forced to exclude the patient’s data or samples from clinical trial results or be subject to lawsuits or regulatory enforcement.

●	Changes in the way the FDA regulates the reagents, other consumables and testing equipment we use when developing, validating and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers.
●	If we fail to comply with federal and/or state laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.
●	Any failure to obtain, maintain, and enforce our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
●	Issued patents covering our tests and technology could be found invalid or unenforceable if challenged.
●	Our intellectual property may be infringed upon by a third party.
●	If we are not able to prevent disclosure of our trade secrets and other proprietary information, the value of our tests and technology could be significantly diminished.
●	The price of our Class A common stock may be volatile, and you could lose all or part of your investment.*
●	Substantial amounts of our outstanding shares of Class A common stock may be sold into the market when lock-up or market standoff periods end, which could cause the price of our Class A common stock to decline.*
●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.*

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.*

We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities and bank loans. Our net loss for the six months ended June 30, 2021 and 2020 was $12.7 million and $9.4 million, respectively. As of June 30, 2021, we had an accumulated deficit of $144.1 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop and commercialize new products.

Other than revenues from the sale of the PreTRM test, we do not expect to generate revenues from other sources in the immediate future. It is possible that we will not generate sufficient revenue from the sale of our products to cover our costs, including research and development expenses related to furthering our product pipeline, and achieve or sustain profitability. A significant element of our business strategy is to increase and maintain our in-network coverage with third-party payers; however, the negotiated fees under contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers with whom we may contract in the future may have negative coverage determinations for the PreTRM test and potential future offerings. Therefore, being in-network with third-party payers may have an adverse impact on our revenues especially if we are unable to increase the adoption of, and obtain favorable coverage reimbursement for, our products.

As there is a possibility that our company, any collaborators and/or licensees may not successfully develop additional products, obtain required regulatory authorizations for such products, manufacture such products at an acceptable cost or with sufficient quality or successfully market and sell such products with desired margins, our expenses may continue to exceed any revenues we may receive. Our operating expenses also will increase as, or if, among other factors:

●	our earlier-stage products move into later-stage development, which is generally more expensive than early-stage development;
●	we select additional technologies or products for development;
●	we increase the number of patents we are prosecuting or otherwise expend additional resources on patent prosecution or defense; or
●	we acquire or in-license additional technologies, product candidates, products or businesses.

Operating our business requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control and if we cannot raise additional capital when needed, we may have to curtail or cease operations.*

In the future, we expect to incur significant costs in connection with our operations, including, but not limited to, the development, marketing authorization, and commercialization of new tests, and other products. These development activities generally require a substantial investment before we can determine commercial viability, and the proceeds of our IPO will not be sufficient to fully fund these activities. We expect to need to raise additional funds through public or private equity or debt financings, collaborations or licensing arrangements to continue to fund or expand our operations.

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

●	our ability to achieve broad commercial success with the PreTRM test;
●	the scope and duration of, and expenditures associated with, our discovery efforts and research and development programs, including for our proprietary proteomics and bioinformatics platform;
●	the costs to fund our commercialization strategies for any product candidates which we launch and to prepare for potential product marketing authorizations, as required;
●	the costs of any acquisitions of complementary businesses or technologies that we may pursue;
●	potential licensing or partnering transactions, if any;
●	our facility expenses, which will vary depending on the time and terms of any facility lease or sublease we may enter into, and other operating expenses;
●	the scope and extent of the expansion of our sales and marketing efforts;
●	the commercial success of our products;
●	our ability to obtain more extensive coverage and reimbursement for the PreTRM test and other products, if any; and
●	our ability to collect our accounts receivable.

The availability of additional capital, whether from private capital sources, such as banks, or the public capital markets, may fluctuate as our financial condition and market conditions in general change. There may be times when the private capital sources and the public capital markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, or at all, in which case we would not be able to access capital from these sources. In addition, any weakening of our financial condition or deterioration in our credit ratings could adversely affect our ability to obtain necessary funds. Even if available, additional financing could be costly or have adverse consequences.

Additional capital, if needed, may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities will dilute our stockholders’ ownership interests and may have an adverse effect on the price of our Class A common stock. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. Debt financing, if available, may include restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

If we are not able to obtain adequate funding when needed, we may be required to delay development programs or sales and marketing initiatives. If we are unable to raise additional capital in sufficient amounts or on satisfactory terms, we may have to reduce our workforce and may be prevented from continuing our discovery, development and commercialization efforts and leveraging other corporate opportunities. In addition, it may be necessary to work with a partner on one or more of our tests or products under development, which could lower our economic value of those products. Each of the foregoing factors may harm our business, operating results and financial condition and may impact our ability to continue as a going concern.

Our quarterly and annual results may fluctuate from period to period, which could adversely impact the value of our Class A common stock.

Our quarterly and annual results of operations, including our revenues, gross margin, net loss and cash flows, may vary from period to period as a result of a variety of factors, many of which are outside of our control, including those listed elsewhere in this “Risk Factors” section, and as a result, period-to-period comparisons of our operating results may not be meaningful. Our quarterly and annual results should not be relied upon as an indication of future performance. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results. Fluctuations in quarterly and annual results and key metrics may cause our results to fall below our financial guidance or other projections or goals, or the expectations of analysts or investors, which could adversely affect the price of our Class A common stock.

Risks Related to Our Business and Industry

We have derived substantially all of our revenues to date from the PreTRM test, and if our efforts to further increase the use and adoption of the PreTRM test or to develop new products and services in the future do not succeed, our business will be harmed.

We currently receive and expect to continue to receive substantially all of our revenues from the sales of the PreTRM test. We intend to establish early reimbursement coverage for the PreTRM test by collaborating with payers to perform rigorous analysis to demonstrate the health and economic benefits of our biomarker tests based upon their own claims data in their plans, and then leveraging early payer reimbursement coverage determinations to obtain widespread commercial coverage of the PreTRM test from other health care payers and physician practices in the pregnancy market. If we are unable to execute on this commercial strategy and increase our revenues from the sale of the PreTRM test, our business may be materially adversely impacted. Our ability to increase sales of the PreTRM test and establish greater levels of adoption and reimbursement for the PreTRM test is uncertain for many reasons, including, among others:

●	we may be unable to demonstrate to clinics, clinicians, physicians, payers and patients that the PreTRM test is superior to alternatives with respect to value, convenience, accuracy, scope of coverage and other factors;
●	third-party payers may set the amounts of reimbursement at prices that reduce our profit margins or do not allow us to cover our expenses;
●	we may not be able to maintain and grow effective sales and marketing capabilities;

●	our sales and marketing efforts may fail to effectively reach customers or communicate the benefits of the PreTRM test;
●	superior alternatives to the PreTRM test may be developed and commercialized and we may not be able to compete against these alternatives;
●	we may face competitive pressures;
●	we may experience supply constraints, including due to the failure of our key suppliers to provide required sequencing instruments and reagents;
●	we may encounter difficulties with transportation logistics and regulations associated with shipping blood samples, including infrastructure conditions and transportation delays;
●	U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies or take other actions that impose significant restrictions on our ability to market our products;
●	we may be unable to compete successfully with respect to our current or future products or services, as a result of which we may not be able to increase or sustain our revenues or achieve profitability; and
●	we may not be able to protect our intellectual property position.

If our market share for the PreTRM test fails to grow or grows more slowly than expected, our business, operating results and financial condition would be adversely affected.

Our success depends on broad scientific and market acceptance of the PreTRM test, which we may fail to achieve.

Our ability to achieve and maintain scientific and commercial market acceptance of the PreTRM test will depend on a number of factors. We expect that the PreTRM test will be subject to the market forces and adoption curves common to other new technologies. The market for proteomics and bioinformatics technologies and products is in its early stages of development. If widespread adoption of the PreTRM test or any other products that we commercialize in the future takes longer than anticipated, we will continue to experience operating losses. The success of life sciences technologies and products is due, in large part, to acceptance by the scientific and medical communities and their adoption of certain products in the applicable field of research. The life sciences scientific community is often led by a small number of early adopters and key opinion leaders who significantly influence the rest of the community through publications in peer-reviewed journals. In such journal publications, the researchers will describe their discoveries, and also the methods, and typically the products used, to fuel such discoveries. Mentions in peer-reviewed journal publications may be a driver for the general acceptance of products for the life sciences industry, such as the PreTRM test. In addition, continuing collaborative relationships with opinion leaders will be vital to maintaining any market acceptance we achieve. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product, or too many researchers negatively describe the use of our products in publications, it may drive customers away from our products. Other factors in achieving commercial market acceptance include:

●	our ability to market and increase awareness of the capabilities of the PreTRM test;
●	the ability of the PreTRM test to demonstrate comparable performance in intended use applications broadly in the hands of customers;
●	our customers’ willingness to adopt new products and workflows;
●	the PreTRM test’s ease of use and whether it reliably provides advantages over other alternative technologies;

●	the rate of adoption of the PreTRM test by patients, physicians, payers and the medical community at large;
●	the prices we charge for the PreTRM test;
●	our ability to develop new products and solutions for customers;
●	whether competitors develop and commercialize products that perform similar functions as the PreTRM test; and
●	the impact of our investments in product innovation and commercial growth.

We cannot assure that we will be successful in addressing each of these criteria or other criteria that might affect the market acceptance of any products we commercialize, particularly the PreTRM test. If we are unsuccessful in achieving and maintaining market acceptance of the PreTRM test, our business, financial condition and results of operations would be adversely affected.

In the near future, we expect to rely on sales to a limited number of direct customers, primarily Anthem, for a significant portion of our revenue from the sale of the PreTRM test, and the loss of Anthem as a customer could materially harm our business.

We expect that a significant portion of our revenue in the near future will be generated from sales to a limited number of customers, primarily Anthem, the loss of which could adversely affect our business, financial condition and results of operations. Accordingly, we are subject to customer concentration risk. Furthermore, any termination of our relationship with Anthem would also adversely impact our strategy to rapidly accelerate commercialization of the PreTRM test and help incentivize broader market adoption.

If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing the PreTRM test.

We have limited experience as a company in sales and marketing and our ability to achieve profitability depends on our being able to attract customers for the PreTRM test and our future products, once approved. Although members of our management team have considerable industry experience, we must expand our sales, marketing, distribution and customer service and support capabilities with the appropriate technical expertise in order to successfully commercialize the PreTRM test. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:

●	our ability to attract, retain and manage the sales, marketing and customer service and support force necessary to commercialize and gain market acceptance for our technology;
●	the time and cost of establishing a specialized sales, marketing and customer service and support force; and
●	our sales, marketing and customer service and support force may be unable to initiate and execute successful commercialization activities.

We may seek to enlist one or more third parties to assist with sales, distribution and customer service and support. There is no guarantee, if we do seek to enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, the PreTRM test may not gain market acceptance, which could materially impact our business operations.

Even if the PreTRM test achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products, our future revenues and prospects could be harmed.

Even if we are able to achieve broad scientific and market acceptance for the PreTRM test, our ability to grow our business will depend in large part on our ability both to enhance and improve the PreTRM test and to introduce compelling new products, including for major pregnancy related conditions beyond preterm birth. The success of any enhancement to the PreTRM test or introduction of new products depends on several factors, including completion of certain clinical development requirements, timely completion and delivery of the product, competitive pricing, adequate quality testing, integration with existing technologies, appropriately timed and staged product introductions and overall market acceptance. Any new product or enhancement to the PreTRM test that we develop may not be introduced in a timely or cost-effective manner, may contain defects, errors or vulnerabilities or may not achieve the market acceptance necessary to generate significant revenue.

The typical development cycle of new life sciences products can be lengthy and complicated and may require new scientific discoveries or advancements, considerable resources and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. If we do not achieve the required technical specifications or successfully manage new product development processes, or if development work is not performed according to schedule, then such new technologies or products may be adversely impacted. To date, we have only completed the development process for one product. We cannot assure you that we will ever succeed in completing that process for another product, including for major pregnancy related conditions beyond preterm birth, or that even if we do, it will be launched successfully in the market and find commercial acceptance. If we are unable to successfully develop new products, enhance the PreTRM test to meet customer requirements, compete with alternative products or otherwise gain and maintain market acceptance, our business, results of operations and financial condition could be harmed.

Competition in the life science industry, including companies engaged in molecular diagnostics and proteomics, is intense. If we are unable to compete successfully with respect to our current or future products or services, we may not be able to increase or sustain our revenues or achieve profitability.

We are a women’s health diagnostic company utilizing our proprietary proteomics and bioinformatics platform to discover, develop and commercialize biomarker tests, and our first commercial product, the PreTRM test, is designed to accurately predict the risk of premature delivery. The proteomics and bioinformatics industry is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. We cannot guarantee that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services.

We face competition with respect to the PreTRM test and expect to face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Many of the companies against which we are competing or may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing and commercialization. Mergers and acquisitions in our industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and conducting clinical trials, as well as in acquiring technologies complementary to, or necessary for, our products and services.

To remain competitive over time, we will need to continually research and develop improvements to our products and services. However, we cannot assure you that we will be able to develop and commercialize any improvements to our products and services on a timely basis. Our competitors may develop and commercialize competing or alternative products and services and improvements faster than we are able to do so, which would negatively affect our ability to increase or sustain our revenue or achieve profitability.

If our products do not perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market’s confidence that we can provide reliable, high-quality testing results. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volumes continue to increase and our product portfolio continues to expand. We believe that patients that rely on our tests are particularly sensitive to test limitations and errors, including inaccurate test results. As a result, if our tests do not perform as expected or favorably in comparison to competing tests, our operating results, reputation and business will suffer. We may also become subject to legal claims arising from such limitations, errors or inaccuracies.

The PreTRM test uses, and our future tests will use, a number of complex and sophisticated proteomic and bioinformatics processes and advanced mass spectrometry techniques, which are highly sensitive to external factors. An operational, technological or other failure in one of these complex processes may result in sensitivity or specificity rates that are lower than we anticipate. In addition, we regularly evaluate and refine our testing processes, and any refinements we make may not improve our tests as we expect and may result in unanticipated issues that may adversely affect our test performance as described above. Such operational, technical and other difficulties adversely affect test performance, may impact the commercial attractiveness of our products and may increase our costs or divert our resources, including management’s time and attention, from other projects and priorities. Furthermore, any changes to our testing process may require us to use new or different suppliers or materials with whom or which we are unfamiliar, and which may not perform as we anticipate, and could cause delays, downtime or other operational issues.

If our CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We currently operate a CLIA-certified laboratory facility in Salt Lake City, Utah, which processes the PreTRM test that represents the source of substantially all of our revenues. Our facility could be harmed or rendered inoperable, or our products or other assets could be damaged or destroyed, by natural or manmade disasters, including earthquakes, severe weather, flooding, power outages and contamination, including as a result of the COVID-19 pandemic, which may render it difficult or impossible for us to operate our business and/or perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable — for even a short period of time — may harm our reputation and result in a material adverse effect on our revenues.

The marketing, sale and use of the PreTRM test and any other products that we develop in the future could result in substantial damages arising from product liability or professional liability claims, associated with product recalls or otherwise, that exceed our resources.

The marketing, sale and use of the PreTRM test and any other products that we develop and commercialize in the future could lead to product liability claims against us if someone were to allege that the PreTRM test or any future product failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by the PreTRM test and other future tests. Even though the PreTRM test is highly accurate, it is not 100% accurate, and we may report false results. In such a scenario, the patient or her family may file a lawsuit against us claiming product or professional liability. In addition, any manufacturing or design defects in our products could lead to product recalls, either voluntary or as required by government authorities, which could result in the removal of a product from the market.

A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims, or the financial and reputational consequences of a product recall. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. As we attempt to bring new products to market, we may need to increase our product liability coverage, which would be a significant additional expense that we may not be able to afford. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of PreTRM testing or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

The results of our clinical trials may not support the use of our tests and other product candidates, or may not be replicated in later studies.

We have conducted and are currently conducting a variety of observational and interventional studies for the PreTRM test and our other tests in development that involve clinical investigators at multiple sites in the United States. We may need to conduct additional studies for the PreTRM test, as well as other tests we may offer in the future, to drive test adoption in the marketplace and reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for clinicians, adoption of our tests could be impaired.

The administration of clinical and economic utility studies is expensive and demands significant attention from certain members of our management team. Data collected from these studies may not be positive or consistent with our existing data, or may not be statistically significant or compelling to the medical community or payers. If the results obtained from our ongoing or future studies are inconsistent with certain results obtained from our previous studies, adoption of our products would suffer and our business would be harmed.

Peer-reviewed publications regarding our products and product candidates may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from clinical studies, as well as delays in the review, acceptance, and publication process. If our products or product candidates or the technology underlying our current or future products or product candidates do not receive sufficient favorable exposure in peer-reviewed publications, or are not published, the rate of health care provider adoption of our tests and positive reimbursement coverage decisions for our tests and other products could be negatively affected. The publication of clinical data in peer-reviewed journals can be a crucial step in commercializing and obtaining reimbursement for tests, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. The performance achieved in published studies may not be repeated in later studies that may be required to obtain U.S. Food and Drug Administration, or FDA, marketing authorizations should we decide to do so for business reasons, or should we be required to submit applications to the FDA or other health authorities seeking such authorizations.

In addition, clinical trials must be conducted in accordance with applicable laws and subject to the oversight of Institutional Review Boards, or IRBs, at the medical institutions where the clinical trials are conducted. We rely on clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions to conduct our clinical trials in compliance with applicable human subject protection regulations and Good Clinical Practice, or GCP, requirements. To the extent our collaborators fail to enroll participants for our clinical trials, fail to conduct the study in compliance with applicable law and GCP requirements, or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays, or both.

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and these results and related findings and conclusions may be subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or have had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line or preliminary data that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary top-line data we previously published. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim and top-line data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

Further, payers, physicians and others may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could adversely impact the potential of the particular product or program, the prospects for commercialization of any product, and the business prospects of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the preliminary, interim or top-line data that we report differ from actual results, or if payers, physicians or others disagree with the conclusions reached, our ability to commercialize our product candidates may be significantly impaired, which could materially harm our business, operating results, prospects or financial condition.

Our business would be materially harmed if our proprietary biobank were to become contaminated, lost or destroyed.

A fundamental component of our platform is our proprietary and continually growing biobank, consisting of comprehensive, clinically and demographically annotated blood samples collected from more than 10,500 pregnant U.S. women, representing the broad demographic and geographic diversity inherent in the U.S. population. This biobank is maintained at our facility in Salt Lake City, Utah, in a secure environment. If the samples and information contained in the biobank were to become compromised or destroyed, through contamination, theft, a cybersecurity breach, a natural disaster or otherwise, our ability to rely on the data represented in the biobank could be significantly impaired, which could materially harm our business, operating results, prospects or financial condition.

International expansion of our business will expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside the United States.

To the extent that we decide to market our products and services outside the United States, our business will be subject to the risks associated with doing business outside the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products and services. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

●	multiple, conflicting and changing laws and regulations such as privacy, security and data use regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, anti-corruption laws, regulatory requirements, reimbursement or payer regimes and other governmental approvals, permits and licenses;
●	failure by us or our distributors to obtain any necessary regulatory clearance, authorization or approval for the use of our products and services in various countries;
●	additional potentially relevant third-party patent rights;
●	complexities and difficulties in obtaining intellectual property protection and maintaining, defending and enforcing our intellectual property outside the United States;
●	difficulties in staffing and managing foreign operations;

●	employment risks related to hiring employees outside the United States;
●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
●	difficulties in negotiating favorable reimbursement negotiations with governmental authorities;
●	logistics and regulations associated with shipping samples, including infrastructure conditions and transportation delays;
●	limits in our ability to penetrate international markets if we are not able to sell our products or conduct services locally;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and services and exposure to foreign currency exchange rate fluctuations;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions, or laws similar to the FCPA in other jurisdictions in which we may operate, such as the United Kingdom’s Bribery Act of 2010, or the U.K. Bribery Act; and
●	onerous anti-bribery requirements of several member states in the EU, the United Kingdom, Japan, and other countries that are constantly changing and require disclosure of information to which U.S. legal privilege may not extend.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.

We may not be able to obtain and maintain the third-party relationships that are necessary to develop and commercialize some or all of our tests.

We expect to depend on collaborators, partners, licensees and other third parties to support our test development and validation efforts, to deliver needed supplies, and to transport specimens for testing, among other things. Any problems we experience with any of these third parties could delay the development, validation, commercialization, and performance of our testing, which could harm our results of operations.

We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, collaborators, partners, licensees, and other third parties on favorable terms, if at all. If we are unable to obtain or maintain these agreements, we may not be able to develop, validate, obtain regulatory authorizations for, or commercialize any future tests, which will in turn adversely affect our business.

We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts will be paid to third parties in these relationships. However, we cannot control the amount or timing of resources our future contract partners will devote to our business endeavors, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. In addition, while we manage the relationships with third parties, we cannot control all of the operations of and protection of intellectual property by such third parties.

We rely on third parties for sample collection, including phlebotomy services, and commercial courier delivery services, and if these services are disrupted, our business will be harmed.

We rely on third parties to perform sample collection, including phlebotomy services, and to transport samples to our laboratory facility in a timely and cost-efficient manner. Disruptions in these services, whether due to any natural or other disasters, pandemics, acts of war or terrorism, shipping embargoes, labor unrest, political instability or similar events could adversely affect specimen integrity and our ability to process samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

In addition, our relationships with these service providers could be scrutinized under federal and state health care laws such as the federal Anti-Kickback Statute and the Stark Law, and their implementing regulations, to the extent, for example, that these services provide a financial benefit to or relieve a financial burden for a potential referral source. If our operations are found to be in violation of any of these laws and regulations, we may be subject to administrative, civil and criminal penalties, damages, fines, individual imprisonment, refunding of payments received by us and curtailment or cessation of our operations, among other potential penalties, any of which could harm our reputation and adversely affect our business, operating results and financial condition.

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers on a cost-effective basis, or at all.

We source components of our technology from third parties and certain components are sole sourced. Obtaining substitute components may be difficult or require us to re-design our products. Any natural or other disasters, such as the ongoing COVID-19 pandemic, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party suppliers’ facilities that cause a loss of manufacturing capacity or a reduction in the quality of the items manufactured would heighten the risks that we face. Changes to, failure to renew or termination of our existing agreements or our inability to enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization efforts. Our failure to maintain a continued and cost-effective supply of high-quality components could materially and adversely harm our business, operating results, and financial condition.

If we are unable to successfully scale our operations, or to attract and retain highly skilled employees, our business could suffer.

As our test volumes grow and we develop future product offerings, we will need to continue to ramp up our testing capacity and implement increases in scale, such as increased headcount, additional or upgraded equipment, additional qualified laboratory personnel, increased office and laboratory space, expanded customer service capabilities, improved billing and systems processes, enhanced controls and procedures and expanded or internal quality assurance program and technology platform. The value of the PreTRM test and our other testing products that we may develop in the future depends on our ability to perform, and our reputation for performing, the tests on a timely basis and at an exceptionally high standard of quality. Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand or could otherwise affect our operating results.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for sales, scientific, medical, laboratory, research and development and other technical personnel, and the turnover rate of such personnel can be high. We may, from time to time, experience difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for highly qualified personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations to their former employers, which occurs from time to time. Furthermore, to the extent that we are unable to retain our employees and they leave our company to join one of our competitors, we cannot assure you that any invention, non-disclosure or non-compete agreements we have in place will provide meaningful protection against a departing employee’s unauthorized use or disclosure of our confidential information.

In addition, our growth may place a significant strain on our operating and financial systems and our management, sales, marketing and administrative resources. As a result of our growth, our operating costs may escalate faster than we anticipate, we may face difficulties in obtaining additional office or laboratory space and some of our internal systems may need to be enhanced or replaced. If we cannot effectively manage our expanding operations and our costs, we may not be able to grow successfully or we may grow at a slower pace, and our business could be adversely affected.

We may engage in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

From time to time, we may enter into transactions to acquire or dispose of businesses, products or technologies or to engage in other strategic transactions. Because we have not made any such acquisitions to date, our ability to do so successfully is unproven. Even if we identify suitable transactions, we may not be able to complete such transactions on favorable terms or at all. Any acquisitions or other strategic transactions we consummate may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue shares of our common stock or other equity securities to the stockholders of the acquired company, which would cause dilution to our existing stockholders. We could incur losses resulting from such strategic transactions, including undiscovered liabilities of an acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Any dispositions may also cause us to lose revenue and may not strengthen our financial position. Strategic transactions may also divert management attention from day-to-day responsibilities, increase our expenses, result in accounting charges and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future strategic transactions or the effect that any such transactions might have on our operating results.

We may need to raise additional funds through equity or debt financings, corporate collaborations or licensing arrangements to continue to fund or expand our operations. Additional capital, if needed, may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities, or grant of equity or equity-linked securities in connection with any debt financing, will dilute stockholders’ ownership interests in us and may have an adverse effect on the price of our common stock. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. To the extent that we raise capital through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

If we are not able to obtain adequate funding when needed, we may have to delay development programs or sales and marketing initiatives. In addition, we may have to work with a partner on one or more of our tests or programs, which could lower the economic value of those programs to our company.

The ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we, or third parties on which we rely, have significant business operations.

Our business and its operations, including, but not limited to, our laboratory operations, sales and marketing efforts, supply chain operations, research and development activities and fundraising activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries and throughout the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe, and certain other countries. Since March 2020, numerous state and local jurisdictions, including the jurisdictions where our headquarters and laboratory are located, have imposed, and others in the future may impose, quarantines, shelter-in-place orders, executive orders and similar government orders for their residents to control the spread of COVID-19.

In response to these public health directives and orders, we have implemented work-from-home policies for substantially all of our employees. The effects of the executive orders, the shelter-in-place orders, and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to monitor state and local quarantine, shelter-in-place orders, executive orders and similar government orders and have begun reopening our offices to allow certain employees to return to the office, as needed, in accordance with our reopening plan, which is based on a phased approach that is appropriately tailored for each of our offices, with a focus on employee safety and optimal work environment.

Quarantines, shelter-in-place orders, executive orders and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities, or the availability or cost of materials we use or require to conduct our business, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in our laboratory operations and research and development activities may be located in areas that are subject to executive orders and shelter-in-place orders. While many of these materials may be obtained from more than one supplier, port closures and other restrictions resulting from the COVID-19 pandemic or future pandemics may disrupt our supply chain or limit our ability to obtain sufficient materials to operate our business.

In addition, our clinical trials could be affected by the COVID-19 pandemic. The primary impact to our business has been the early cessation of enrollment in our AVERT PRETERM TRIAL in March 2020, and the delayed commencement of enrollment in our PRIME study until November 2020. If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically, including by causing a significant reduction in laboratory testing volumes. In addition, reimbursements for our tests may also be delayed if third-party payers’ processing is impacted by the COVID-19 pandemic and work-from-home policies and other operational limitations mandated by federal, state, and local governments as a result of the pandemic. While the potential economic impact brought by COVID-19, and the duration of such impact, may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock.

The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, health care systems or the global economy as a whole.

We cannot ensure that our employees will fully adhere to compliance policies and procedures.

We are in the process of implementing compliance policies and procedures intended to train our sales, billing, marketing and other personnel regarding compliance with state and federal laws applicable to our business. Our efforts to implement appropriate monitoring of compliance with such policies and procedures are likewise ongoing. Despite our compliance policies and procedures, and related training and monitoring, we may experience situations in which employees may have failed to fully adhere to our policies and applicable laws in the past or in which they fail to adhere to applicable policies and/or laws in the future. Such failures may subject us to administrative, civil, and criminal actions, penalties, damages, fines, individual imprisonment, exclusion from participation in federal healthcare programs, refunding of payments received by us and curtailment or cessation of our operations. In addition, commercial third-party payers may refuse to provide all or any reimbursement for tests administered, seek repayment from us of amounts previously reimbursed and harm our ability to secure network contracts with third-party payers. Any of the foregoing could adversely affect our revenue, cash flow, and financial condition, and reduce our growth prospects.

If we lose the services of our Chairman, President and Chief Executive Officer, our Chief Scientific Officer or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in large part upon the continued service of our senior management team. In particular, our Chairman, President and Chief Executive Officer, Gregory C. Critchfield, M.D., M.S., and John J. Boniface, Ph.D., our Chief Scientific Officer, are critical to our vision, strategic direction, culture, products and technology. In addition, we do not maintain key-man insurance for Dr. Critchfield or any other member of our senior management team. The loss of our Chairman, President and Chief Executive Officer, Chief Scientific Officer or one or more other members of our senior management team could have an adverse effect on our business.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2020, we had federal and state NOL carryforwards of approximately $125.1 million, of which, $70.2 million, if not utilized, begin to expire in 2028. Approximately $54.9 million of these federal NOLs can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”

Our estimates of total addressable market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate.

Total addressable market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our publicly announced estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates.

Risks Related to Reimbursement

If third-party payers do not adequately reimburse for any new tests we may develop, our new tests may not be purchased or used, which may adversely affect our revenue and profits.

In the United States and markets in other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment or tests. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third-party payers. We expect third-party payers such as third-party commercial insurers to be our most significant sources of payments in the near future. In particular, we believe that for our company to achieve commercial success, it will be necessary to gain acceptance from third-party payers for the PreTRM test, and to obtain positive coverage determinations and favorable reimbursement rates from third-party payers for our tests. In addition, we do not yet know whether and to what extent certain of our products, including those under development, will be covered or reimbursed. If we are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in-network status with, third-party payers for our existing or future tests or other products, our ability to generate revenues will be limited. For example, health care providers may be reluctant to order our tests or other products due to the potential of a substantial cost to the patient if coverage or reimbursement is unavailable or insufficient. Such coverage and reimbursement may depend upon a number of factors, including the determination that the test and its use or administration for a particular patient are:

●	a covered benefit;
●	safe, effective, and medically necessary;
●	appropriate for the specific patient;
●	supported by guidelines established by the relevant professional college;
●	approved in any states where specific assay approval is necessary;
●	cost-effective; and
●	neither experimental nor investigational.

In the United States, the principal decisions about reimbursement for new tests may be made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the United States Department of Health and Human Services, or HHS. Third-party payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and both CMS and other third-party payers may have sufficient market power to demand significant price reductions. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

Obtaining coverage and reimbursement approval for a test from each third-party payer is a time-consuming and costly process that could require us to provide to each payer supporting scientific, clinical and related data. We may not be able to provide data sufficient to satisfy third-party payers that the test should be covered and reimbursed. There is substantial uncertainty whether any particular payer will cover and reimburse the use of any test incorporating new technology. Even when a payer determines that a test is eligible for reimbursement, the payer may impose coverage limitations that preclude payment under certain circumstances or for certain patient populations. Moreover, eligibility for coverage does not imply that any test will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new tests, if applicable, may also not be sufficient to cover our costs and may not be made permanent. In some instances, payment may only be obtained by engaging in lengthy and costly appeals processes. Reimbursement rates may vary, for example, according to the use of the test and the clinical setting in which it is used, and may reflect budgetary constraints and/or imperfections in Medicare, Medicaid or other data used to calculate these rates.

There have been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for health care products and services, which may affect payments for our tests. Governmental and private entities that establish reimbursement policies, including CMS, frequently change coverage policies, product and service codes and payment methodologies and reimbursement values. Due in part to actions by third-party payers, the health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates and negotiating reduced payment schedules with service providers for certain products and/or services.

Our inability to promptly obtain coverage and profitable reimbursement rates from third-party payers for our tests could have a material and adverse effect on our business, operating results and financial condition.

In addition, leading professional societies may recommend alternatives to our tests, which may provide a basis for third-party payers not to cover or reimburse our tests. In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. Test-ordering providers may also rely on such guidelines when deciding whether to order testing for their patients. If any relevant professional societies issue guidelines suggesting, or otherwise make recommendations, that providers not use our tests or instead use alternatives to our tests, payers may make unfavorable coverage and reimbursement decisions and test-ordering providers may not order our tests. Any such outcomes could have a material and adverse effect on our business, operating results, and financial condition.

New reimbursement methodologies applicable to the PreTRM test, and other future tests, including new CPT codes, may decrease reimbursement rates from third-party payers.

The American Medical Association, or AMA, generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we must use to bill and receive reimbursement for our tests. Once a CPT code is established, CMS establishes payment levels and coverage rules for that code under Medicare and Medicaid. Commercial insurers likewise establish their own payment rates and coverage rules for that code.

The AMA has issued a unique CPT® PLA code for the PreTRM test. Before the AMA issued a CPT PLA code for the PreTRM test, we submitted claims for reimbursement using CPT codes existing at the time based on the guidance of outside coding experts and legal counsel.

We cannot guarantee that we will be able to negotiate favorable rates for our unique code, nor can we guarantee that we will receive reimbursement at all, especially if we are unable to collect and publish additional data and obtain positive coverage determinations for the PreTRM test or our other future tests.

We do not currently have specific CPT codes assigned for any of our other tests under development and there is a risk that we may not be able to obtain such codes or, if obtained, we may not be able to negotiate favorable rates for such codes.

Finally, third-party payers may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or seek recoupment for testing previously performed, which is a common occurrence in our industry.

Billing disputes with third-party payers, including disagreement regarding the selection and use of CPT codes when submitting claims, may decrease realized revenue and may lead to requests for recoupment of past amounts paid.

It is possible that payers could dispute our billing or coding from time to time. Payers may likewise request recoupments of our business, and we expect that these disputes and requests or recoupment may arise. Third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid. There is also a risk that the CPT codes we previously submitted, are currently submitting, or will submit in the future on claims will be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on, for example, the CPT code used, the modifier attached or the number of units billed. Claims for recoupment require the time and attention of our management and other key personnel, which can be a distraction from operating our business.

If third-party payers deny payment for testing, reimbursement revenue for our testing could decline. If a third-party payer successfully challenges that payment for prior testing was in breach of contract or otherwise contrary to policy or law, they may recoup payment, which amounts could be significant and would impact our operating results and financial condition, and it may decrease reimbursement going forward. We may also decide to negotiate and settle with a third-party payer in order to resolve an allegation of overpayment. Any of these outcomes, including recoupment or reimbursements, might also require us to restate our financials from a prior period, any of which could have a material and adverse effect on our business, operating results, and financial condition.

Failure to comply with laws and regulations related to submission of claims for our services could result in substantial financial penalties and/or potential civil or criminal liability.

We are subject to a variety of complex federal and state laws and regulations applicable to the submission of claims for payment for our services. If a third-party payer or a regulatory or enforcement agency, or, in some cases, qui tam relators, believe or allege that we engaged in improper billing practices, including, but not limited to, submitting improper CPT codes, multipliers or modifiers on our claims, we may be subject to investigation and/or enforcement actions under federal and/or state law.

Responding to and defending such investigations and/or enforcement actions may require significant time and attention from management and key personnel, include significant expenditures, and result in significant penalties, damages, fees, and reputational harm, all of which could have a material adverse effect on our business, operating results, and financial condition. See “— Risks Related to Government Regulation — If we, or our employees or contractors on our behalf, engage in conduct that violates health care laws, are suspected or accused of engaging in such conduct, or are subject to investigation for actual or alleged such conduct, we could face substantial penalties and damage to our reputation, and our business operations and financial condition could be adversely affected.”

“Most favored nation” provisions in contracts with third-party payers may limit potential for revenue growth and may lead to claims for recoupment.

Some of our contracts with third-party payers may in the future contain “most favored nation” provisions, pursuant to which we typically agree that we will not bill the third-party payer more than we bill any other third-party payer. These contract provisions limit the amount we are able to charge for our products and can negatively impact revenue. We monitor our billing and claims submissions for compliance with these contractual requirements with third-party payers. If we do not successfully manage compliance with these most favored nation provisions, we may be required to forego revenues from some third-party payers or reduce the amount we bill to each third-party payer with a most favored nation clause in its contract that is violated, which would adversely affect our business, operating results, and financial condition. This situation could also subject us to claims for recoupment, which could ultimately result in an obligation to repay amounts previously earned.

When third-party payers deny coverage, we are often unable to collect from the patient or any other source and risk disputes if we attempt to do so.

If a third-party payer denies coverage, or if the patient has a large deductible or co-insurance amount, it may be difficult for us to collect from the patient, and we may not be successful in doing so. If we are in-network, we may be contractually prohibited from seeking payment from the patient. If we are out-of-network, we may be unable to collect the full amount of a patient’s responsibility, despite our good faith efforts to collect. As a result, we may not always be able to collect the full amount due for our tests if third-party payers deny coverage, cover only a portion of the invoiced amount or the patient has a large deductible, which could cause payers to raise questions regarding our billing policies and patient collection practices.

We believe that our practices with respect to billing and collecting patient responsibility amounts are compliant with applicable laws; however, we may in the future receive inquiries from third-party payers regarding our practices in these areas. There is no guarantee that we will be successful in addressing such concerns, and if we are unsuccessful, this may result in a third-party payer deciding to reimburse for our tests at a lower rate or not at all, seeking recoupment of amounts previously paid to us, or bringing legal action to seek reimbursement of previous amounts paid. Any of such occurrences could cause reimbursement revenue for our testing, which constitutes the large majority of our revenue, to decline. Additionally, if we were required to make a repayment, such repayment could be significant, which could have a material and adverse effect on our business, operating results, and financial condition.

Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.

If we become an in-network provider by entering into an agreement with any of the third-party payers from which we receive reimbursement, this means that we will have an agreement that governs approval or payment terms. However, such a contract would not guarantee reimbursement for all testing we perform.

In addition, the terms of any such agreement may require a physician or qualified practitioner’s signature on test requisitions or require other controls and procedures prior to conducting a test. In particular, third-party payers have been increasingly requiring prior authorization to be obtained prior to conducting a test as a condition to reimbursing for the test. If the payers were to do so for the PreTRM test, it could place a burden on our billing operations and require us to dedicate resources to monitor that these prior authorization requirements are met. To the extent we or the health care providers ordering our tests do not follow the prior authorization requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us, or may not receive some or all of the reimbursement payments to which we would otherwise be entitled. This may occur in the future, which could have a material and adverse effect on our business, operating results, and financial condition.

If we are considered to be an out-of-network provider, which we expect to be the case with at least some of the largest third-party payers from which we may receive reimbursement in the future, such third-party payers could withdraw coverage and decline to reimburse for our tests, for any reason. They can also impose prior authorization requirements through the terms of the patients’ health plans. Managing reimbursement on a case-by-case basis is time-consuming and contributes to an increase in the number of days it takes us to collect on accounts, which also increases our risk of non-payment. Negotiating reimbursement on a case-by-case basis also typically results in the receipt of reimbursement at a significant discount to the list price of our tests.

Even if we are being reimbursed for our tests, third-party payers may unilaterally review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests. Both government health care programs and private insurers continue to increase their efforts to control the cost, utilization and delivery of health care services by demanding price discounts or rebates and limiting coverage of, and amounts they will pay for, molecular tests. These measures have resulted in reduced payment rates and decreased utilization in the clinical laboratory industry. Because of these cost-containment measures, governmental and commercial insurers — including those that may reimburse our tests in the future — may reduce, suspend, revoke or discontinue payments or coverage at any time. Reduced reimbursement of our tests may harm our business, operating results, and financial condition.

Billing for clinical laboratory testing services is complex. We perform tests in advance of payment and without certainty as to the outcome of the billing process. In cases where we expect to receive a fixed fee per test due to our reimbursement arrangements, we may nevertheless encounter variable reimbursement, leading to disputes over pricing and billing. Each third-party payer typically has different billing requirements, and the billing requirements of many payers have become increasingly difficult to meet. Among the factors complicating our billing of third-party payers are:

●	disparity in coverage among various payers;
●	disparity in information and billing requirements among payers, including with respect to prior authorization requirements and procedures and establishing medical necessity; and
●	incorrect or missing billing information, which is required to be provided by the ordering health care provider.

These risks related to billing complexities, and the associated uncertainty in obtaining payment for our tests, could harm our business, operating results, and financial condition.

Status as an out-of-network provider with a large commercial insurer may cause health care providers to avoid recommending our tests.

We may be considered to be an out-of-network provider with respect to the large commercial insurers from which we may receive reimbursement from in the future. Physician groups and other health care providers may view this negatively and may insist upon only using reference laboratories that are in-network with their patients’ insurance companies. These types of decisions could reduce our revenue and harm our financial condition.

Changes in government health care policy could increase our costs and negatively impact coverage and reimbursement for our tests by governmental and other third-party payers.

The U.S. government is pursuing health care reform and aiming to reduce health care costs. Government health care policy has been, and will likely continue to be, a topic of extensive legislative and executive activity in the U.S. federal government and many U.S. state governments. As a result, our business could be affected by significant and potentially unanticipated changes in government health care policy, which could in turn substantially impact our revenues, increase costs, and divert management attention from our business strategy. We cannot predict the impact of governmental health care policy changes on our future business, operating results, and financial condition.

In the United States, the Affordable Care Act, or ACA, was signed into law in March 2010 and significantly impacted the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. The ACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. The ACA also created a new system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain “essential health benefits” are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of “essential health benefits” and we do not know whether our tests or other products will fall into a benefit category deemed “essential” for coverage purposes across the plans offered in any or all of the exchanges. If any of our tests are not covered by plans offered in the health insurance exchanges, our business, operating results and financial condition could be adversely affected.

There have been multiple attempts to repeal the ACA or significantly scale back its applicability, which could negatively impact reimbursement for our testing, adversely affect our test volumes and adversely affect our business, operating results, and financial condition. In December 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the entire ACA is invalid based primarily on the fact that as part of the 2017 Tax Cuts and Jobs Act, Congress repealed the tax-based shared responsibility payment imposed by the ACA commonly referred to as the “individual mandate.” The repeal of this mandate means that fewer consumers will carry insurance coverage and therefore may be less likely to elect to receive our testing because they would be required to pay out of pocket for such tests.

In December 2019, the Fifth Circuit Court of Appeals upheld the Texas District Court’s ruling that the individual mandate was unconstitutional and remanded the case back to the Texas District Court to determine whether the remaining provisions of the ACA were nonetheless valid. On March 2, 2020, the U.S. Supreme Court granted petitions for writs of certiorari to review this case and oral arguments occurred on November 10, 2020; although it is unclear how the Supreme Court will rule, a decision is expected in Spring 2021. Because it is unclear whether or how the ACA may change, and whether and to what extent clinical laboratory testing may be affected, especially given the new administration, we are uncertain how our business may be impacted.

In addition to the ACA, various health care reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014, or PAMA, for example, introduced a multi-year pricing program for services payable under the Clinical Laboratory Fee Schedule, or CLFS, that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers. The rule issued by CMS to implement PAMA required certain laboratories to report third-party payer rates and test volumes.

The implementation of Medicare rates pursuant to PAMA has negatively impacted overall pricing and reimbursement for many clinical laboratory testing services and may do so in the future. Since January 1, 2018, the Medicare payment rate for these tests is equal to the weighted median private payer rate reported to CMS, which for many tests is lower than the previous CLFS payment rates due to the often lower negotiated private insurer rates applicable to large commercial laboratories that were required to report data to CMS. Likewise, because private insurers often base their pricing for laboratory testing on a percentage of the price set on the CLFS, PAMA has in turn affected rates paid by private insurers.

Although we do not presently submit claims to Medicare or other state and federal health care programs, the rates paid by these programs have been the subject of controversy in the industry, including a lawsuit by the American Clinical Laboratory Association, and it is unclear whether and to what extent the new rates may change.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.

We cannot predict whether future health care initiatives will be implemented at the federal or state level or how any such future legislation, regulation, or initiative may affect us. Current or potential future federal legislation and the expansion of government’s role in the U.S. health care industry, as well as changes to the reimbursement amounts paid by third-party payers for our current and future tests, may adversely affect our test volumes and adversely affect our business, operating results, and financial condition.

If the validity of an informed consent from a patient is challenged, we could be precluded from billing for such patient’s testing, be forced to stop performing certain tests, forced to exclude the patient’s data or samples from clinical trial results or be subject to lawsuits or regulatory enforcement.

We are required to ensure that all clinical data and blood samples that we receive have been collected from subjects who have provided appropriate informed consent for us to perform our testing, both commercially and in clinical trials. Among other things, in our consent forms, we seek to ensure that the subjects from whom the data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. A subject’s informed consent could be challenged in the future, and the informed consent could prove invalid, unlawful or otherwise inadequate for our purposes. Any such findings against us, or our partners, could deny us access to, or force us to stop, testing samples in a particular territory or could call into question the results of our clinical trials. We could also be precluded from billing third-party payers for tests for which informed consents for such tests are challenged, or we could be requested to refund amounts previously paid by third-party payers for such tests. We could become involved in legal challenges or regulatory enforcement, which could require significant management and financial resources and adversely affect our operating results.

Risks Related to Government Regulation

We may be adversely impacted by changes in laws and regulations, or in their application.

The healthcare industry in which we operate is highly regulated, and failure to comply with applicable regulatory, supervisory, accreditation, registration or licensing requirements may adversely affect our business, operating results and financial condition. The laws and regulations governing our research and marketing efforts are extremely complex and in many instances there are no clear regulatory or judicial interpretations of these laws and regulations, which increases the risk that we may be found to be in violation of these laws.

Furthermore, the industry is growing, and regulatory agencies such as HHS or the FDA may apply heightened scrutiny to new developments. While we have taken steps to ensure compliance with current regulatory frameworks in all material respects as historically enforced by the applicable regulatory agencies, given the highly complex and often unclear guidelines, there could be areas where we are unintentionally and unknowingly noncompliant. Any change in the federal or state laws or regulations relating to our business may require us to implement changes to our business or practices, and we may not be able to do so in a timely or cost-effective manner. Should we be found to be noncompliant with current or future regulatory requirements, we may be subject to sanctions that could include changes to our operations, adverse publicity, substantial financial penalties and criminal proceedings, which may adversely affect our business, operating results and financial condition by increasing our cost of compliance or limiting our ability to develop, market and commercialize our products.

In addition, there has been a recent trend of increased U.S. federal and state regulation of payments made to physicians, which are governed by laws and regulations including the Stark Law, the federal Anti-Kickback Statute, the Physician Payments Sunshine Act, the Eliminating Kickbacks in Recovery Act of 2018 and the federal False Claims Act, or FCA, as well as state equivalents of such laws. For example, the Stark Law and some state law equivalents include many requirements such as tracking and/or capping non-monetary compensation provided to referring physicians, unless an exception protects that compensation.

While we are implementing a compliance plan intended to address compliance with government laws and regulations, including applicable fraud and abuse laws and regulations such as those described in this risk factor, the evolving commercial compliance environment and the need to build and maintain robust and scalable systems to comply with regulations in multiple jurisdictions with different compliance and reporting requirements increases the possibility that we could inadvertently violate one or more of these requirements.

Changes in the way the FDA regulates the reagents, other consumables and testing equipment we use when developing, validating and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers.

Many of the sequencing instruments, reagents, kits and other consumable products used to perform our testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale as analyte specific reagents, or ASRs, or for research use only, or RUO. ASRs are medical devices and must comply with FDA quality system requirements provisions and other device requirements, but most are exempt from premarket review by the FDA as an in vitro diagnostic product. Products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including the approval or clearance and other product quality requirements for medical devices. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug and Cosmetic Act, or the FD&C Act, and subject to FDA enforcement action. The FDA has said that when determining the intended use of a product labeled RUO, it will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with a supplier’s assessment that the supplier’s products are RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against the supplier, including requiring the supplier to cease offering the product while it seeks appropriate marketing authorization from FDA. Suppliers of ASRs and RUO products that we employ in our tests may cease selling their respective products, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

If we fail to comply with federal and/or state laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations require clinical laboratories to obtain a certificate and mandate specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill many commercial insurers for our tests. To renew this certification, we are subject to survey and inspection every two years.

In addition to CLIA requirements, we elect to participate in the accreditation program of the College of American Pathologists, or CAP. CMS, which regulates clinical laboratories through CLIA, has deemed CAP standards to be equally or more stringent than CLIA regulations and has approved CAP as a recognized accrediting organization. Inspection by CAP is performed in lieu of inspection by CMS for CAP-accredited laboratories. Because we are accredited by the CAP Laboratory Accreditation Program, we are deemed to also comply with CLIA. Many commercial insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests.

CMS has the authority to impose a wide range of sanctions, including revocation of the CLIA certification along with a bar on the ownership or operation of a CLIA-certified laboratory by any owners or operators of the deficient laboratory. Any sanction imposed under CLIA and its implementing regulations, including but not limited to those applicable to proficiency testing, or our failure to renew a CLIA certificate, could have a material and adverse effect on our business, operating results and financial condition. If we were to lose our CLIA certification, we would not be able to operate our clinical laboratory or conduct our testing, which would adversely impact our business, operating results, and financial condition. Failure to maintain CAP accreditation could likewise have a material adverse effect on the sales of our tests and the results of our operations.

Moreover, several states require that we hold licenses to test samples from patients in those states. For example, in New York, our PreTRM test must be approved by the New York State Department of Health before it is offered in New York. As part of this process, the State of New York requires validation of our tests. New York State also requires additional regulatory approvals for laboratories producing clinical results through the oversight of the New York State Clinical Laboratory Evaluation Program (NYS-CLEP). We have obtained licenses from states where we believe we are required to be licensed. From time to time, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states do have such requirements or will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we expect to seek to comply with such requirements. However, there is no assurance that we will be able to obtain any such required license for the particular state.

If a clinical laboratory is out of compliance with state laboratory licensure laws and regulations, the state authority may suspend, restrict or revoke the license to operate the clinical laboratory, assess substantial civil money penalties, or impose specific corrective action plans. If we were to lose a required state licensure, we would not be able to operate our clinical laboratory and conduct our tests, in full or in particular states, which would adversely impact our business, operating results and financial condition. Any such actions could materially affect our business.

The FDA may undertake rulemaking to regulate Laboratory Developed Tests, or LDTs, or Congress may reform the current legal requirements applicable to LDTs, in which case we may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests or launching any other tests we may develop, which may increase the cost of conducting, or otherwise harm, our business.

We currently market the PreTRM test as an LDT and may in the future market other tests as LDTs. The FDA has adopted a policy of enforcement discretion with respect to LDTs whereby the FDA does not generally actively enforce its regulatory requirements for such tests. However, in the past the FDA has stated its intention to modify its enforcement discretion policy with respect to LDTs. If there are changes in FDA regulations and legislative authorities such that the agency begins to exercise oversight over LDTs, or if the FDA disagrees that our marketed tests are within the scope of its criteria used for defining LDTs, we may become subject to extensive regulatory requirements and may be required to stop selling our existing test or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. If the FDA allows our tests to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders from health care providers or reimbursement for our tests may decline.

While we believe that we are currently in material compliance with applicable laws and regulations as historically enforced by the FDA with respect to LDTs, we cannot assure you that the FDA will agree with our determination. A determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations and financial condition.

Moreover, if the FDA were to disagree with our conclusion that the PreTRM test falls within the scope of the agency’s LDT definition and that the PreTRM test is thus subject to FDA’s medical device authorities and implementing regulations, the agency could require that we obtain premarket approval or another type of device premarket authorization in order for us to commercialize the PreTRM test. As part of this process, we may also be required to conduct additional clinical testing before applying for commercial marketing authorization. Clinical trials must be conducted in compliance with FDA regulations in order to support a marketing submission to the agency for a regulated product, or the FDA may take certain enforcement actions or reject the data. Performing additional, new clinical studies and trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize the PreTRM test, all of which would adversely impact our business.

In addition, since 2017, Congress has been working on legislation to create an LDT and In Vitro Diagnostic, or IVD, regulatory framework that would be separate and distinct from the existing medical device regulatory framework. In March 2020, a bipartisan group of members from both chambers of Congress formally introduced the Verifying Accurate, Leading-edge IVCT Development, or VALID Act, which would codify the term “in vitro clinical test”, or IVCT, and create new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.

Most recently, HHS published a policy announcement in August 2020 stating that FDA must go through a notice-and-comment rulemaking process before requiring premarket review of LDTs as medical devices, rather than making such a change through guidance documents, compliance manuals, or other informal policy statements. Although the ultimate impact of HHS’s policy statement on the FDA’s plans for regulating LDTs and its current thinking relating to this category of diagnostic testing products is unclear, the August 2020 announcement appears to confirm that laboratories may commercialize LDTs for clinical use without submitting such tests for FDA premarket review and marketing authorization under the medical device regulatory framework. HHS’s policy statement does not affect proposed legislation for the regulation of LDTs, such as the VALID Act described above. It is also unclear whether the Biden Administration, which assumed control of the executive branch on January 20, 2021, will take the same position as the former administration or seek to revoke or revise the HHS policy announcement from August 2020.

If Congress were to pass the VALID Act or any other legislation applicable to the FDA’s regulation of LDTs, we will likely be subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements, and quality control requirements. Any legislation or formal FDA regulatory framework affecting LDTs is also likely to have premarket application requirements prohibiting commercialization without FDA authorization and controls regarding modification to the tests that may require further FDA submissions. Any such process would likely be costly and time-consuming.

The outcome and ultimate impact on our business of any changes to the federal government’s regulation of LDTs is difficult to predict. Potential future increased regulation of our LDTs could result in increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions and other civil and criminal sanctions, which could have a material and adverse effect upon our business, operating results, and financial condition.

Furthermore, should it be required in the future, we cannot be sure that the PreTRM test, or any new tests that we may develop will be reviewed and authorized for marketing by the FDA in a timely or cost-effective manner, if authorized at all. Even if such tests are authorized for marketing by the FDA, the agency could limit the test’s indications for use, which may significantly limit the market for that product and may adversely affect our business and financial condition.

The Federal Trade Commission and / or state enforcement or regulatory agencies may object to the methods and materials we use to promote our tests and initiate enforcement against us, which could adversely affect our business and financial condition.

The Federal Trade Commission, or FTC, and/or state enforcement or regulatory agencies (including but not limited to the offices of state attorneys general) may object to the materials and methods we use to promote our current tests or other LDTs we may develop in the future, including with respect to the product claims in our promotional materials, and may initiate enforcement actions against us. Enforcement actions by the FTC may include, among others, injunctions, civil penalties, and equitable monetary relief.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state and federal laws, requirements, and regulations governing the collection, use, disclosure, retention, and security of personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations or standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal or state laws or regulations, our internal policies and procedures or our contracts governing our use and disclosures of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional privacy and security laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH (collectively, HIPAA) requires organizations like ours to develop and maintain policies and procedures with respect to information that is protected under HIPAA, called protected health information, or PHI, that is used or disclosed in connection with our testing services, including the adoption of administrative, physical, and technical safeguards to protect such information.

HIPAA further requires organizations subject to HIPAA, called “covered entities” to notify affected individuals “without unreasonable delay and in no case later than 60 calendar days following discovery, of certain unauthorized access, uses, or disclosures of PHI. If a breach affects 500 individuals or more, covered entities must report it to the HHS and local media contemporaneously with notice to affected individuals, and HHS will post information regarding the breach, including the name of the entity reporting the breach, on its public website. If a breach affects fewer than 500 individuals, the covered entity must notify HHS within the first 60 days of the following calendar year.

Penalties for failure to comply with HIPAA and HITECH are substantial and could include corrective action plans, and/or the imposition of civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to enforce HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

Certain states have also adopted privacy and security laws and regulations, some of which may be more stringent than HIPAA and/or regulate information other than PHI. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. At the state level, for example, California recently enacted the California Consumer Privacy Act, or CCPA, an extremely comprehensive and stringent privacy law. The CCPA took effect on January 1, 2020, and became enforceable by the Califronia Attorney General on July 1, 2020. It creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. CCPA does not apply to information that is protected by HIPAA, but CCPA still applies to other types of personal information held by HIPAA covered entities, such as personnel or marketing information. The regulations issued under the CCPA have been modified several times, and there is still some uncertainty about how the law will be interpreted and enforced.

In addition, California voters also approved a new privacy law, the California Privacy Rights Act, or CPRA, on November 3, 2020. The CPRA will modify the CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. The CPRA imposes additional obligations on companies covered by the legislation and will expand consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, in February 2021, the Virginia legislature became the second to enact a state-specific law called the Consumer Data Protection Act, or CDPA, which includes key differences from California’s law, further complicating compliance by industry and other stakeholders. Many similar laws have also been proposed in other states and at the federal level.

The CCPA, the CDPA, and similar laws may increase our compliance costs and potential liability. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. All U.S. states have implemented data breach notification laws that overlap and often conflict with HIPAA and apply simultaneously. We must comply with all of these laws simultaneously in the event of a data breach which is a complicated and expensive proposition.

The regulatory framework governing the collection, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing practices. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our privacy policies, changing expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, Contract Research Organizations, or CROs, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

Security breaches, losses of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and reputation.

In the ordinary course of our business, we collect and store sensitive data, including PHI (such as patient medical records, including test results), and personally identifiable information. We also store business and financial information, intellectual property, research and development information, trade secrets and other proprietary and business critical information, including that of our customers, payers and collaboration partners. We manage and maintain our data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store critical information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider and other service providers, may be vulnerable to attacks by hackers, viruses, disruptions and breaches due to employee error or malfeasance.

A security breach or privacy violation that leads to unauthorized access, disclosure or modification of, or prevents access to, patient information, including PHI, could implicate state and federal breach notification laws, subject us to fines and mandatory corrective action and require us to verify the correctness of, or to reconstruct, database contents. Such a breach or violation also could result in legal claims or proceedings brought by a private party or a governmental authority, liability under laws and regulations that protect the privacy of personal information, such as HIPAA, HITECH and laws and regulations of various U.S. states, as well as penalties imposed by the Payment Card Industry Security Standards Council for violations of the Payment Card Industry Data Security Standards. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, we may suffer loss of reputation, financial loss and civil or criminal fines or other penalties. In addition, these breaches and other forms of inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

Unauthorized access, loss or dissemination of information could disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, educate patients and health care providers about our service and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. Any breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

In addition, health-related, privacy, and data protection laws and regulations in the U.S. are subject to interpretation and enforcement by various governmental authorities and courts, resulting in complex compliance issues and the potential for varying or even conflicting interpretations, particularly as laws and regulations in this area are in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business and our reputation. Complying with these laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business, operating results, and financial condition.

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with privacy, confidentiality, data security or similar obligations, or any data security incidents or other security breaches that result in the accidental, unlawful or unauthorized access to, use of, release of, or transfer of sensitive information, including personally identifiable information, or PHI, may result in negative publicity, harm to our reputation, governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties, including class action lawsuits, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. While we have implemented data security measures intended to protect our information, data, information technology systems, applications and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents or that these measures will be satisfactory to regulatory authorities in the event of an audit, investigation or complaint.

If we, or our employees or contractors on our behalf, engage in conduct that violates health care laws, are suspected or accused of engaging in such conduct or are subject to investigation for actual or alleged such conduct, we could face substantial penalties and damage to our reputation, and our business operations and financial condition could be adversely affected.

We operate in one of the most highly regulated industries in the United States. Our business activities are, or may in the future be, subject to comprehensive compliance obligations under state and federal law, including:

●	CLIA’s and CAP’s regulation of our laboratory activities.

●	The federal Anti-Kickback Statute, or the AKS, which generally prohibits, among other things knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, in return for or to induce a person to refer an individual for any good, facility, item, or service reimbursable by a covered payer. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA or federal civil money penalties.
●	The Stark Law, also known as the physician self-referral law, generally prohibits physicians from making referrals for certain services if the physician or an immediate family member has a prohibited financial relationship with the entity providing the services at issue. State enforcement agencies may assert that a claim including items or services resulting from a violation of the state physician self-referral law constitutes a false or fraudulent claim for purposes of any state false claims statute. If we submit claims to Medicare or Medicaid in the future, our business activities will also be subject to the federal Stark Law.
●	The federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government (sometimes referred to as a “reverse” false claim). The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery.
●	HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there are additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
●	The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which is an all-payer anti-kickback law that criminalizes the offer, payment, solicitation or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory, unless an exception applies. Most of the safe harbors applicable under the AKS are not reiterated under EKRA, thereby potentially expanding the universe of arrangements that could be subject to enforcement. A violation of EKRA is punishable by imprisonment and fines.
●	The federal health care fraud statute, which imposes criminal liability for executing or attempting to execute a scheme to defraud any health care benefit program and willfully embezzling or stealing from a health care benefit program (which include private insurers). Violations of this statute are punishable by imprisonment and fines, among other penalties.
●	State data privacy and security laws, which may be more stringent than HIPAA. For example, the CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CCPA is expected to increase data breach litigation and may increase our compliance costs and potential liability. Many similar laws have been proposed at the federal level and in other states; in the event that we are subject to or affected by any such privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
●	Federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste and workplace safety for health care employees.
●	Laws and regulations relating to health and safety, labor and employment, public reporting, taxation and other areas applicable to businesses generally, all of which are subject to change, including, for example, the significant changes to the taxation of business entities were enacted in December 2017.
●	Additionally, we are subject to state equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer. Many U.S. states have adopted laws similar to the AKS and FCA, which may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental payers, including private insurers. In addition, some states have passed laws that prohibit fee-splitting state fraud and abuse laws, such as fee-splitting restrictions, insurance fraud laws, anti-markup laws, prohibitions on waiving coinsurance, copayments, deductibles and other amounts owed by patients, and prohibitions on the provision of tests at no or discounted cost to induce physician or patient adoption. Some states also prohibit certain health care practices, such as billing physicians for tests that they order and business corporations practicing medicine or employing or engaging physicians to practice medicine. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because we develop our LDTs solely for use by or within our own laboratory, and because we do not currently submit claims to Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, we believe we are exempt from the reporting requirements imposed under the federal Physician Payments Sunshine Act, or the Sunshine Act. The Sunshine Act requires, among other things, certain manufacturers of drugs, devices, biologics, and medical supplies reimbursed under Medicare, Medicaid or CHIP to annually report to CMS information related to payments and other transfers of value provided to physicians, certain other health care professionals beginning in 2022, and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. While we believe that the Sunshine Act does not apply to our business, we cannot assure you that the federal government or other regulators will agree with our determination. Moreover, we could become subject to Sunshine Act reporting requirements if (i) we begin submitting claims for reimbursement for our tests to an applicable government health care program; and (ii) the FDA requires us to obtain premarket authorization for our tests as medical devices or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act. A determination that we have violated these laws and related CMS regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business.

In addition, the rapid growth and expansion of our business may increase the risk of violating these laws or related internal compliance policies and procedures, as well as the possibility that we may be accused of and/or investigated for violating these laws, regulations, and related internal policies and procedures. We likewise may be accused of, and subject to investigation and/or enforcement for, violating these laws on the basis of conduct engaged in by our employees, contractors and/or other related third parties. Such accusations and investigations may stem from allegations made by whistleblowers under the qui tam provisions of the FCA or state law equivalents, as well as investigative efforts undertaken by state and federal regulatory and enforcement agencies. The evolving interpretations of these laws and regulations by courts and regulators increase the risk that we may be alleged to be, or in fact found to be, in violation of these or other laws and regulations.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

Companies in our industry occasionally receive investigative demands, subpoenas, or other requests for information from state and federal governmental agencies. We cannot predict the occurrence, timing, outcome or impact of any such investigations. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, administrative remedies and/or entry into corporate integrity agreements with governmental agencies, among other penalties. In addition, resolution of any of these matters could involve the imposition of additional costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material and adverse effect on our business, operating results and financial condition.

Risks Related to Intellectual Property

Any failure to obtain, maintain, and enforce our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. If we are unable to obtain, maintain and enforce intellectual property protection covering our current and future tests or technology, others may be able to make, use or sell tests or technology that are substantially the same as ours without incurring the sizeable development costs that we have incurred, which would adversely affect our ability to compete in the market. Our ability to stop third parties from making, using, selling, offering to sell or importing our tests or technology is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. However, the patent positions of diagnostic companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. The U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit have in recent years issued a number of decisions relating to the patent-eligibility of diagnostic method claims. We cannot predict what impact these decisions may have on our ability to obtain or enforce patents relating to diagnostic methods in the future. We believe that no consistent policy regarding the scope of valid patent claims in these fields has emerged to date in the United States. The patent situation in the diagnostics industry outside the United States also is uncertain at least in a number of countries. Moreover, U.S. patent laws frequently change, including changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office, or USPTO, frequently issues new procedures to the patent system. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents. Therefore, there can be no assurance that any current or future patent applications will result in the issuance of patents or that we will develop additional proprietary tests or technology which are patentable. Moreover, patents or pending applications that may issue in the future may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:

●	we may fail to seek patent protection for inventions that are important to our success;
●	any current or future patent applications may not result in issued patents;
●	we cannot be certain that we were the first to file patent applications for the inventions covered by pending patent applications and, if we are not, we may be subject to priority or derivation disputes;
●	we may be required to disclaim part or all of the term of certain patents or part or all of the term of certain patent applications;
●	we may file patent applications but have claims restricted or we may not be able to supply sufficient data to support our claims and, as a result, may not obtain the original claims desired or we may receive restricted claims. Alternatively, it is possible that we may not receive any patent protection from an application;
●	we could inadvertently abandon a patent or patent application, resulting in the loss of protection of certain intellectual property rights in a particular country. We or our patent counsel may take action resulting in a patent or patent application becoming abandoned which may not be able to be reinstated or if reinstated, may suffer patent term adjustments;
●	the claims of our issued patents or patent applications when issued may not cover our tests or technology;
●	no assurance can be given that our patents would be declared by a court to be valid and enforceable or that a competitor’s test or technology would be found by a court to infringe our patents. Our patents or patent applications may be challenged by third parties in patent litigation or in proceedings before the USPTO or its foreign counterparts, and may ultimately be declared invalid or unenforceable, or narrowed in scope;
●	there may be prior art of which we are not aware that may affect the validity of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to do so;
●	third parties may develop tests or technology that have the same or similar effect as our tests and technology without infringing our patents. Such third parties may also intentionally circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts;
●	there may be patents relevant to our tests or technology of which we are not aware;
●	certain of our intellectual property was partly supported by a U.S. government grant awarded by the National Institutes of Health, and the government accordingly has certain rights in this intellectual property, including a non-exclusive, non-transferable, irrevocable worldwide license to use applicable inventions for any governmental purpose. Such rights also include “march-in” rights, which refer to the right of the U.S. government to require us to grant a license to the technology to a responsible applicant if we fail to achieve practical application of the technology or if action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry;
●	our patent counsel, lawyers or advisors may have given us, or may in the future give us incorrect advice or counsel;

●	the patent and patent enforcement laws of some foreign jurisdictions may not protect intellectual property rights to the same extent as laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed, and we may not pursue or obtain patent protection in all major markets; and
●	we may not develop additional tests or technology that are patentable.

Any of these factors could hurt our ability to gain patent protection for our tests and technology.

Issued patents covering our tests and technology could be found invalid or unenforceable if challenged.

Our patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we initiate legal proceedings against a third party to enforce a patent covering our tests or technology, the defendant could counterclaim that such patent covering our tests or technology, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our tests or technology. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensor, our or its patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our tests and technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property or develop or commercialize current or future tests and technology.

We may not be aware of all third-party intellectual property rights potentially relating to our tests or technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO, or other similar proceedings in non-U.S. jurisdictions, that could result in substantial cost to us and the loss of valuable patent protection. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, regardless of the merit of such proceedings and regardless of whether we are successful, we could experience significant costs and our management may be distracted. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our intellectual property may be infringed upon by a third party.

Third parties may infringe one or more of our patents, trademarks or other intellectual property rights. We cannot predict if, when or where a third party may infringe our intellectual property rights. To counter infringement, we may be required to file infringement lawsuits, which can be expensive and time consuming. There is no assurance that we would be successful in a court of law in proving that a third party is infringing one or more of our issued patents or trademarks. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us, alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly and/or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, any of which may adversely affect our business. Even if we are successful in proving in a court of law that a third party is infringing our intellectual property rights, there can be no assurance that we would be successful in halting their infringing activities, for example, through a permanent injunction, or that we would be fully or even partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party at terms less profitable or otherwise commercially acceptable to us than if the license or agreement were negotiated under conditions between those of a willing licensee and a willing licensor. We may not become aware of a third-party infringer within legal timeframes for compensation or at all, thereby possibly losing the ability to be compensated for any harm to our business. Such a third party may be operating in a foreign country where the infringer is difficult to locate and/or the intellectual property laws may be more difficult to enforce. Some third-party infringers may be able to sustain the costs of complex infringement litigation more effectively than we can because they have substantially greater resources. Any inability to stop third-party infringement could result in loss in market share of some of our tests and technology or even lead to a delay, reduction and/or inhibition of the development, manufacture or sale of certain tests and technology by us. There is no assurance that a test or technology produced and sold by a third-party infringer would meet our or other regulatory standards or would be safe for use. Such third-party infringer tests or technology could irreparably harm the reputation of our tests or technology thereby resulting in substantial loss in our market share and profits.

Developments or uncertainty in the patent statute, patent case law or USPTO rules and regulations may impact the validity of our patent rights.

Our patent rights may be affected by developments or uncertainty in the patent statute, patent case law or USPTO rules and regulations. For example, the patent position of companies engaged in the development and commercialization of diagnostic tests are particularly uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For instance, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. These changes include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to the life sciences technology. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Furthermore, in view of these decisions, since December 2014, the USPTO has published and continues to publish revised guidelines for patent examiners to apply when examining process claims for patent eligibility.

In addition, U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that may have a material adverse effect on our ability to obtain new patents and to defend and enforce our existing patents and patents that we might obtain in the future.

We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO or other similar patent offices around the world. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability, scope and validity of patents within the life sciences technology and any such changes, or any similar adverse changes in the patent laws of other jurisdictions, could have a negative impact on our business, financial condition, prospects and results of operations.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our tests and technology. In addition, counterparties to our consulting, sponsored research, software development and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. In particular, certain software development agreements pursuant to which certain third parties have developed parts of our proprietary software may not include provisions that expressly assign to us ownership of all intellectual property developed for us by such third parties. As such, we may not have the right to use all such developed intellectual property under such agreements, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain such licenses and such licenses are necessary for the development, manufacture and commercialization of our tests and technology, we may need to cease the development, manufacture and commercialization of our tests and technology. Litigation may be necessary to defend against these and other claims challenging inventorship of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our business, including our software, workflows, consumables and reagent kits. In such an event, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture and commercialization of our tests and technology. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain customers or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other biotechnology or diagnostic companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we do not prevail, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

If we are not able to prevent disclosure of our trade secrets and other proprietary information, the value of our tests and technology could be significantly diminished.

We rely on trade secret protection to protect our interests in proprietary know-how and in processes for which patents are difficult to obtain or enforce, including the proprietary algorithm that we use for our tests and technology, including the PreTRM test. We may not be able to protect our trade secrets adequately. We have a policy of requiring our consultants, advisors and collaborators to enter into confidentiality agreements and our employees to enter into invention, non-disclosure and non-compete agreements. However, no assurance can be given that we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. There is also no assurance that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information. Furthermore, we cannot provide assurance that any of our employees, consultants, contract personnel or collaborators, either accidentally or through willful misconduct, will not cause serious damage to our programs and our strategy, for example by disclosing important trade secrets, know-how or proprietary information to our competitors.

It is also possible that our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Any disclosure of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us. In addition, others may independently discover our trade secrets and proprietary information. Any action to enforce our rights is likely to be time consuming and expensive, and may ultimately be unsuccessful, or may result in a remedy that is not commercially valuable. These risks are accentuated in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States or Europe. Any unauthorized disclosure of our trade secrets or proprietary information could harm our competitive position.

Risks Related to Our Class A Common Stock

The price of our Class A common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

●	our ability to successfully meet our obligations under our commercial agreement with Anthem and obtain broader market adoption of our PreTRM test;
●	actual or anticipated variations in our and our competitors’ results of operations, as well as how those results compare to analyst and investor expectations;
●	our failure to successfully commercialize our product candidates;
●	announcements by us or our competitors of new products, significant acquisitions, other strategic transactions, including strategic and commercial partnerships and relationships, joint ventures, divestitures, collaborations or capital commitments;
●	changes in reimbursement practices by current or potential payers;
●	failure of analysts to initiate or maintain coverage of our company, issuance of new securities analysts’ reports or changed recommendations for our Class A common stock;
●	forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections;
●	actual or anticipated changes in regulatory oversight of our products;

●	development of disputes concerning our intellectual property or other proprietary rights;
●	commencement of, or our involvement in, litigation;
●	announcement or expectation of additional debt or equity financing efforts;
●	any major change in our management;
●	our inability to establish collaborations, if needed;
●	additions or departures of key scientific or management personnel;
●	our ability to effectively manage our growth;
●	overall performance of the equity markets;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our Class A common stock;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the market for diagnostics companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies, including as a result of the COVID-19 pandemic. Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

We do not intend to pay dividends on our Class A common stock, so any returns will be limited to the value of our Class A common stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our Class A common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.

Our executive officers, directors and their affiliates and our stockholders holding 5% or more of our common stock own a significant percentage of our Class A common stock and will be able to exert significant control over matters subject to stockholder approval.

Based on shares outstanding as of June 30, 2021, our executive officers, directors and our stockholders holding 5% or more of our common stock and their affiliates beneficially hold shares representing a majority of our outstanding Class A common stock. These stockholders, acting together, would be able to significantly influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may adversely affect the market price of our Class A common stock by:

●	delaying, deferring or preventing a change in control;
●	entrenching our management and the board of directors;
●	impeding a merger, consolidation, takeover or other business combination involving us that other stockholders may desire; and/or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The dual class structure of our common stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.*

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our Class A common stock are entitled to one vote per share, while holders of our Class B common stock are not entitled to any votes per share. Nonetheless, each share of our Class B common stock may be converted at any time into one share of our Class A common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, if holders of our Class B common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our Class B common stock, and correspondingly decreasing the voting power of the holders of our Class A common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our Class A common stock and Class B common stock, but 10% or less of our Class A common stock, and are not otherwise an insider, may not be required to report changes in their ownership due to transactions in our Class B common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.*

We are an emerging growth company, or EGC, as defined in the JOBS Act. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this report and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026.

We are also a smaller reporting company, meaning that the market value of our Class A common stock held by non-affiliates plus the approximate aggregate amount of gross proceeds to us as a result of our IPO is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (1) the market value of our Class A common stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our Class A common stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an EGC we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on

Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this report. In particular, we have not included all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our Class A common stock less attractive if we rely on certain or all of these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Under the JOBS Act, EGCs can also delay adopting new or revised accounting standards until such time as those standards apply to private companies, which may make our financial statements less comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Substantial amounts of our outstanding shares of Class A common stock may be sold into the market when lock-up or market standoff periods end, which could cause the price of our Class A common stock to decline.*

Substantially all of our pre-IPO stockholders are subject to lock-up agreements with the underwriters of our IPO that restrict their ability to transfer shares of our Class A common stock and Class B common stock or securities convertible into or exercisable or exchangeable for shares of our Class A common stock or Class B common stock. These restrictions are due to expire January 10, 2022, resulting in these shares becoming eligible for public sale on January 11, 2022, if they are registered under the Securities Act of 1933, as amended, or the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up lapses, the trading price of our Class A common stock could decline. The lock-up agreements limit the number of shares of common stock that may be sold immediately following the IPO. As of August 25, 2021, we have outstanding a total of 29,293,831 shares of Class A common stock and 1,405,259 shares of Class B common stock. Subject to certain limitations, approximately 25,801,384 shares of Class A common stock, including 1,405,259 shares Class B common stock upon conversion to 1,405,259 Class A common stock, which are currently subject to a lock-up agreement, will become eligible for sale upon expiration of the lock-up period. Sales of stock by these stockholders could have a material adverse effect on the trading price of our Class A common stock.

Certain holders of shares of our common stock will be entitled to rights with respect to the registration of their shares under the Securities Act as provided under the terms of an investors’ rights agreement between us and the holders of our redeemable convertible preferred stock, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We have registered on Form S-8 all shares of common stock that are issuable under our existing equity compensation plans, including the 2011 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2011 Plan), the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), as well as the shares of common stock underlying option awards outstanding under the 2011 Plan. Additionally, the number of shares of our Class A common stock reserved for issuance under our 2021 Equity Plan will automatically increase on January 1 of each year, beginning on January 1, 2022, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Furthermore, the number of shares of our Class A common stock reserved for issuance under our 2021 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2022, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change in control which could limit the market price of our Class A common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.*

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
●	a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
●	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
●	a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
●	the authority of the board of directors to issue convertible preferred stock on terms determined by the board of directors without stockholder approval and which convertible preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change in control transaction or changes in our board of directors could cause the market price of our Class A common stock to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our amended and restated certificate of incorporation designates certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.*

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers and employees, to us or our stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our bylaws (in each case, as they may be amended from time to time), (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or bylaws, (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware, or (vi) any action asserting a claim against us or any of our directors, officers or employees that is governed by the internal affairs doctrine; provided, however, that this exclusive forum provision will not apply to any causes of action arising under the Exchange Act. Our amended and restated certificate of incorporation will further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Utah will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We have chosen the United States District Court for the District of Utah as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Salt Lake City, Utah. In addition, our amended and restated certificate of incorporation will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our Class A common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our amended and restated certificate of incorporation may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the State of Utah, as applicable. Additionally, the forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware or the United States District Court for the District of Utah may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Because the applicability of the exclusive forum provision is limited to the extent permitted by applicable law, we do not intend that the exclusive forum provision would apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We also acknowledge that Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and that there is uncertainty as to whether a court would enforce an exclusive forum provision for actions arising under the Securities Act.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.*

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and even if we are successful in remediating our material weakness, any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

We expect to continue incurring significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.*

As a public company, we expect to continue incurring significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act concerning areas such as “say on pay” and proxy access. EGCs are permitted to implement many of these requirements over a longer period, which may be up to five years from the pricing of our IPO. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Class A common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management are required to assess the effectiveness of these controls annually. However, for as long as we are an EGC, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an EGC for up to five years. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)Sales of Unregistered Securities

Preferred Stock and Warrant Issuances

During the six months ended June 30, 2021, we issued an aggregate of 8,054,138 shares of Series E convertible preferred stock for $12.46 per share to new and existing investors in exchange for $100.1 million, net of issuance costs. In conjunction with this financing, we also issued a warrant to purchase 722,223 shares of our Class A common stock at an exercise price of $20.77 per share.

Stock Option Grants and Exercises

For the six months ended June 30, 2021, we issued 304,330 shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options outstanding under our 2011 Plan for aggregate consideration of $0.3 million. The shares of Class A common stock issued upon exercise of the stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

For the six months ended June 30, 2021, we granted to employees, directors, advisors and consultants, options to purchase an aggregate of 1,885,456 shares of our Class A common stock at a weighted-average exercise price of $6.72 per share in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

(b)Use of Proceeds from Public Offering of Class A Common Stock

On July 14, 2021, the Registration Statement on Form S-1 (File No. 333-257038) for our IPO was declared effective by the SEC. Shares of our Class A common stock began trading on The Nasdaq Global Market on July 15, 2021. The offering closed on July 19, 2021.

The underwriters of our IPO were Citigroup Global Markets Inc., Cowen and Company, LLC and William Blair & Company, L.L.C.

We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $5.3 million. In addition, we incurred expenses of approximately $3.1 million. The net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $66.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of proceeds from our IPO from those that were described in the Final Prospectus filed pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Sera Prognostics, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40606) filed with the SEC on July 20, 2021).

3.2	Restated Bylaws of Sera Prognostics, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40606) filed with the SEC on July 20, 2021).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed on July 8, 2021).
4.2	Form of Common Stock Purchase Warrant – I (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).
4.3	Form of Common Stock Purchase Warrant – II (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).
4.4	Form of Series E Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).
4.5

Fourth Amended and Restated Investors’ Rights Agreement, dated as of February 23, 2021 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed July 8, 2021).
10.2+

2011 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.2.1+

Form of Stock Option Agreement under the Registrant’s 2011 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.2.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed July 8, 2021).

10.3+

2021 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed on July 8, 2021).

10.4+	Form of 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed on July 8, 2021).
10.5†

Commercial Collaboration Agreement, dated as of February 17, 2021, by and between Anthem, Inc. and the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.6†

Laboratory Services Agreement, effective as of November 10, 2020, by and among Anthem Health Insurance and Amerigroup Corporation and the Registrant (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.7.1†

Commercialization Agreement, dated as of January 9, 2017, by and between Laboratory Corporation of America Holdings and the Registrant (incorporated by reference to Exhibit 10.7.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.7.2†

First Amendment to the Commercialization Agreement, dated as of June 25, 2018, by and between Laboratory Corporation of America Holdings and the Registrant (incorporated by reference to Exhibit 10.7.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.7.3

Second Amendment to the Commercialization Agreement, dated as of January 25, 2021, by and between Laboratory Corporation of America Holdings and the Registrant (incorporated by reference to Exhibit 10.7.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.8†

Side Letter with Baker Bros. Advisors LP, dated as of April 29, 2021, by and between Baker Bros. Advisors LP and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.9+

Employment Agreement by and between the Registrant and Gregory C. Critchfield, M.D., dated November 8, 2011 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.10+

Employment Agreement by and between the Registrant and Jay M. Moyes, dated March 24, 2020 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed June 11, 2021).

10.11+

Employment Agreement by and between the Registrant and Douglas C. Fisher, dated January 27, 2015 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.12+

Employment Agreement by and between the Registrant and Nadia Altomare, dated May 15, 2017 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.13+

Employment Agreement by and between the Registrant and John J. Boniface, dated March 14, 2012 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.14+

Employment Agreement by and between the Registrant and Garrett Lam, dated June 13, 2018 (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.15+

Separation Agreement by and between the Registrant and Garrett Lam, dated June 19, 2020 (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.16+

Employment Agreement by and between the Registrant and Benjamin Jackson, dated April 13, 2021 (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.17+

Offer Letter by and between the Registrant and John Peltier, dated July 8, 2016 (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.18+

Offer Letter by and between the Registrant and Thomas Garite, dated June 17, 2020 (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.18.1+

Amendment to Offer Letter by and between the Registrant and Thomas Garite, dated July 1, 2020 (incorporated by reference to Exhibit 10.18.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.18.2+

Second Amendment to Offer Letter by and between the Registrant and Thomas Garite, dated July 30, 2020 (incorporated by reference to Exhibit 10.18.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.18.3+

Third Amendment to Offer Letter by and between the Registrant and John Peltier, dated April 28, 2021 (incorporated by reference to Exhibit 10.18.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.19+

Offer Letter by and between the Registrant and Nichole Martin, dated March 30, 2020 (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.20

Lease Agreement, effective as of August 1, 2017, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**

Certification of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**

The Certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Sera Prognostics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERA PROGNOSTICS, INC.

Date: August 30, 2021	/s/ Gregory C. Critchfield, M.D., M.S.
Gregory C. Critchfield, M.D., M.S.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 30, 2021	/s/ Jay Moyes
Jay Moyes
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)