Form 10-Q
period 2021-09-30
SERA PROGNOSTICS, INC.
filed 2021-11-09
CIK 1534969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-40606
___________________________
SERA PROGNOSTICS, INC.
(Exact Name of Registrant as Specified in its Charter)
___________________________

Delaware	26-1911522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2749 East Parleys Way, Suite 200 Salt Lake City, Utah	84109
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (801) 990-0520
___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	SERA	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2021, the registrant had 29,293,831 and 1,405,259 shares of Class A and B common stock, $0.0001 par value per share, outstanding, respectively.

“Sera,” “PreTRM,” “The Pregnancy Company” and our logo are our trademarks. All other service marks, trademarks, and trade names appearing in this quarterly report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, trademarks and tradenames referred to in this quarterly report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames. Unless the context otherwise requires, we use the terms “Sera,” “Company,” “we,” “us” and “our” in this report to refer to Sera Prognostics, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements, and our needs for additional financing;
•our expectations regarding the rate and degree of market acceptance of our PreTRM test;
•the impact of our PreTRM test on the field of bioinformatics and proteomics and the size and growth of the addressable bioinformatics and proteomics market;
•our ability to obtain funding for our operations;
•our ability to manage and grow our business and commercialize our PreTRM test;
•our ability to develop and commercialize new products;
•our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
•the pricing and reimbursement of our products;
•the implementation of our business model, strategic plans for our business, products and technology;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•developments relating to our competitors and our industry;
•the accuracy of our estimates regarding expenses, capital requirements, and needs for additional financing;
•the impact of COVID-19 on our business; and
•our financial performance.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the “Risk Factors” section and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SERA PROGNOSTICS, INC.
Condensed Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$82,479	$13,533
Marketable securities	37,498	—
Accounts receivable	35	2
Prepaid expenses and other current assets	2,327	198
Total current assets	122,339	13,733
Property and equipment, net	1,185	965
Long-term marketable securities	29,997	—
Other assets	168	98
Total assets	$153,689	$14,796
Liabilities, Convertible Preferred Stock, and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,270	$441
Accrued and other current liabilities	2,062	1,577
Accrued interest on convertible note	—	996
Deferred rent, current portion	139	130
Capital lease obligation, current portion	72	69
Convertible promissory note, current portion	—	4,353
Loans payable, current portion	—	3,676
Total current liabilities	3,543	11,242
Deferred rent	35	139
Loans payable, net of current portion	—	348
Preferred stock warrant liability	—	474
Capital lease obligation, net of current portion	73	127
Total liabilities	3,651	12,330
Commitments and contingencies
Convertible preferred stock:
Junior convertible preferred stock, par value of $0.0001 per share; 0 and 20,537,294 shares authorized as of September 30, 2021 and December 31, 2020, respectively, 0 and 9,819,480 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $78,916 as of September 30, 2021 and December 31, 2020, respectively	—	77,844
Senior convertible preferred stock, par value of $0.0001 per share; 0 and 12,320,844 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 5,737,440 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $102,535 as of September 30, 2021 and December 31, 2020, respectively	—	50,192
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 150,000,000 and 55,000,000 Class A shares authorized as of September 30, 2021 and December 31, 2020, respectively; 29,293,831 and 1,700,625 Class A shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; 1,500,000 and 0 Class B shares authorized as of September 30, 2021 and December 31, 2020, respectively; 1,405,259 and 0 Class B shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	304,044	5,889
Accumulated other comprehensive loss	(25)	—
Accumulated deficit	(153,984)	(131,459)
Total stockholders' equity (deficit)	150,038	(125,570)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$153,689	$14,796
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$23	$5	$56	$19
Operating expenses:
Cost of revenue	10	3	23	8
Research and development	2,724	1,888	7,944	5,690
Selling and marketing	2,690	1,054	5,780	2,634
General and administrative	4,041	1,704	9,157	4,904
Total operating expenses	9,465	4,649	22,904	13,236
Loss from operations	(9,442)	(4,644)	(22,848)	(13,217)
Interest expense	(439)	(425)	(744)	(1,282)
Other income (expense), net	22	(3)	1,067	26
Net loss	$(9,859)	$(5,072)	$(22,525)	$(14,473)
Net loss per share, basic and diluted	$(0.39)	$(3.30)	$(2.32)	$(9.46)
Weighted-average shares of common stock outstanding, basic and diluted	25,085,013	1,536,483	9,707,254	1,529,182
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	$(25)	$—	$(25)	$—
Total other comprehensive loss	(25)	—	(25)	—
Comprehensive loss	$(9,884)	$(5,072)	$(22,550)	$(14,473)
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share and per share data)

	Senior Convertible Preferred Stock		Junior Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	5,737,440	$50,192	9,819,480	$77,844	1,700,625	$—	$5,889	$—	$(131,459)	$(125,570)
Issuance of Series E senior convertible preferred stock at $12.46 per share, net of issuance costs of $0.1 million	4,938,482	60,307	—	—	—	—	—	—	—	—
Fair value of warrants to purchase common stock issued to Series E investor	—	—	—	—	—	—	1,071	—	—	1,071
Issuance of common stock upon exercise of stock options	—	—	—	—	281,458	—	229	—	—	229
Stock-based compensation expense	—	—	—	—	—	—	239	—	—	239
Net loss	—	—	—	—	—	—	—	—	(6,359)	(6,359)
Balance as of March 31, 2021	10,675,922	$110,499	9,819,480	$77,844	1,982,083	$—	$7,428	$—	$(137,818)	$(130,390)
Issuance of Series E senior convertible preferred stock at $12.46 per share, net of issuance costs of $0.1 million	3,115,657	38,645	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	22,872	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	—	—	864	—	—	864
Net loss	—	—	—	—	—	—	—	—	(6,307)	(6,307)
Balance as of June 30, 2021	13,791,579	$149,144	9,819,480	$77,844	2,004,955	$—	$8,327	$—	$(144,125)	$(135,798)
Common stock issuance for initial public offering, net of issuance costs	—	—	—	—	4,687,500	1	66,611	—	—	66,612
Conversion of preferred stock to common stock	(13,791,579)	(149,144)	(9,819,480)	(77,844)	23,839,389	2	226,990	—	—	226,992
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	929	—	—	929
Issuance of common stock upon exercise of stock options	—	—	—	—	144,874	—	273	—	—	273
Stock warrant exercises	—	—	—	—	22,372	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	914	—	—	914
Total other comprehensive loss	—	—	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	—	—	(9,859)	(9,859)
Balance as of September 30, 2021	—	$—	—	$—	30,699,090	$3	$304,044	$(25)	$(153,984)	$150,038

SERA PROGNOSTICS, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share and per share data)

	Senior Convertible Preferred Stock		Junior Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	4,546,024	$39,506	9,819,480	$77,844	1,525,119	$—	$4,987	$(111,611)	$(106,624)
Issuance of Series D senior convertible preferred stock at $9.03 per share, net of issuance costs of $0.5 million	1,191,416	10,704	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	529	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	135	—	135
Net loss	—	—	—	—	—	—	—	(4,696)	(4,696)
Balance as of March 31, 2020	5,737,440	$50,210	9,819,480	$77,844	1,525,648	$—	$5,123	$(116,307)	$(111,184)
Issuance of Series D senior convertible preferred stock at $9.03 per share, net of issuance costs of $0.5 million	—	(18)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	201	—	201
Net loss	—	—	—	—	—	—	—	(4,705)	(4,705)
Balance as of June 30, 2020	5,737,440	$50,192	9,819,480	$77,844	1,525,648	$—	$5,324	$(121,012)	$(115,688)
Issuance of common stock upon exercise of stock options	—	—	—	—	43,093	—	78	—	78
Stock-based compensation expense	—	—	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	—	—	(5,072)	(5,072)
Balance as of September 30, 2020	5,737,440	$50,192	9,819,480	$77,844	1,568,741	$—	$5,597	$(126,084)	$(120,487)
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(22,525)	$(14,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	514	693
Stock-based compensation	2,017	531
Non-cash interest expense	588	1,076
Gain on extinguishment of PPP loan	(1,050)	—
Other	32	13
Changes in operating assets and liabilities:
Accounts receivable	(33)	1
Prepaid expenses and other assets	(2,085)	—
Accounts payable	518	(166)
Deferred rent	(95)	(83)
Accrued and other current liabilities	(365)	(275)
Net cash used in operating activities	(22,484)	(12,683)
Cash flows from investing activities
Purchases of marketable securities	(67,572)	—
Purchases of property and equipment	(555)	(105)
Net cash used in investing activities	(68,127)	(105)
Cash flows from financing activities
Proceeds from issuance of Series D senior convertible preferred stock, net of issuance costs	—	10,686
Proceeds from issuance of Series E senior convertible preferred stock, net of issuance costs	98,983	—
Proceeds allocated to issuance of common stock warrants in connection with Series E	1,071	—
Proceeds from initial public offering of common stock, net of issuance costs	66,611	—
Proceeds from exercise of stock options	537	79
Proceeds from loan payable	—	1,050
Payment of convertible note payable	(4,494)	(1,667)
Payment of loan payable	(3,100)	—
Capital lease principal payments	(51)	(68)
Net cash provided by financing activities	159,557	10,080
Net increase (decrease) in cash and cash equivalents	68,946	(2,708)
Cash and cash equivalents at beginning of period	13,533	21,390
Cash and cash equivalents at end of period	$82,479	$18,682
Supplemental disclosure of cash flow information
Cash paid for interest	$1,273	$206
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accruals	$170	$3
Series E senior convertible preferred stock offering costs prepaid and deferred in prior period and reclassified to Series E senior convertible preferred stock	$26	$—
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Notes to Condensed Financial Statements
(Unaudited)
1. Description of Business and Financial Condition
Sera Prognostics, Inc. (the “Company”) is a women’s health diagnostic company utilizing its proprietary proteomics and bioinformatics platform to discover, develop, and commercialize biomarker tests with an initial focus on improving pregnancy outcomes. The Company was incorporated in the State of Delaware on January 17, 2008 and its operations are located in Salt Lake City, Utah, including a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory.
Since its inception, the Company’s activities have consisted of performing research and development, conducting clinical studies, acquiring product rights, raising capital, establishing facilities, and organizing commercial operations to market the PreTRM test.
Liquidity and Capital Resources
The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $154.0 million as of September 30, 2021. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s commercialization activities for the PreTRM test, and to support additional clinical and preclinical trials and anticipated research and development activities. The Company had no significant commercial product revenue for the three and nine months ended September 30, 2021 and has no recurring sources of licensing or other revenue. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its diagnostic products and could be required to delay, scale back, or abandon some or all of its development programs and other operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and may be dilutive to current stockholders, and any debt financing, if available, may involve restrictive covenants and dilutive financing instruments. The Company’s future operations are highly dependent on a combination of factors, including (i) the successful commercial launch and market acceptance of the PreTRM test; (ii) the success of clinical trials and other research and development programs; (iii) the development of competitive products by other biotechnology and laboratory companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its intellectual property, technology, and products; and, ultimately (vi) the timely and successful completion of any additional financing.
The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering ("IPO"), which was completed in July 2021. See Note 10—Capital Structure for additional details about the IPO. As of September 30, 2021, the Company had approximately $82.5 million in cash and cash equivalents and $67.5 million of available-for-sale securities. See Note 3—Cash, Cash Equivalents and Marketable Securities.
The Company believes that its existing financial resources are sufficient to continue operating activities at least 12 months from the issuance date of these unaudited condensed financial statements.
2. Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2021 as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in its final prospectus dated as of July 14, 2021 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on July 16, 2021 (“Final Prospectus”).

Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2020 included in the Final Prospectus. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The results of the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period.
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
Use of Estimates
The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to the determination of fair value of its stock options, fair value of its common and preferred stock warrants, fair value of its marketable securities, valuation of deferred tax assets resulting from net operating losses, and useful lives of property and equipment. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates.
The COVID-19 pandemic and the rapidly evolving actions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce. The extent to which the COVID-19 pandemic may impact the Company’s business, financial condition, cash flows, and results of operations, in particular, will depend on future developments that are highly uncertain, many of which are outside the Company’s control. Such developments include the availability and effectiveness of actions taken to contain or treat COVID-19, the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence of the COVID-19 virus and variant strains thereof, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration, and intensity, could have a significant adverse effect on the Company’s business, financial condition, cash flows, and results of operations.
There were no significant estimates contained in the preparation of the Company’s condensed financial statements or impacts to the Company’s condensed financial statements for the three and nine months ended September 30, 2021 that were a direct result of the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of the condensed financial statements.

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
3. Cash, Cash Equivalents and Marketable Securities
The Company has classified its marketable securities as available-for-sale. These securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Gains and losses on marketable security transactions are reported on the specific-identification method. The Company's cash, cash equivalents and marketable securities by major security type as of September 30, 2021 were as follows (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$330	$—	$—	$330
Money market funds	2,642	—	—	2,642
Commercial paper	79,510	—	(3)	79,507
Total cash and cash equivalents	82,482	—	(3)	82,479
Current marketable securities:
Commercial paper	30,992	—	(4)	30,988
Corporate debt securities	6,513	—	(3)	6,510
Total current marketable securities	37,505	—	(7)	37,498
Long-term marketable securities:
U.S. federal agency securities	25,797	—	(13)	25,784
U.S. government securities	3,696	—	(2)	3,694
Corporate debt securities	519	—	—	519
Total long-term marketable securities	30,012	—	(15)	29,997
Total cash, cash equivalents and marketable securities	$149,999	$—	$(25)	$149,974
The Company had no marketable securities as of December 31, 2020. As of September 30, 2021, the Company had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of September 30, 2021.

The Company's marketable securities classified by contractual maturities as of September 30, 2021 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$37,505	$37,498
Due after one year through five years	30,012	29,997
Total	$67,517	$67,495
4. Property and Equipment
The following table presents the components of property and equipment, net, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$4,615	$4,194
Computer equipment	1,009	767
Leasehold improvements	701	701
Software	373	373
Furniture and fixtures	309	292
Total property and equipment	7,007	6,327
Less accumulated depreciation and amortization	(5,822)	(5,362)
Property and equipment, net	$1,185	$965
As of September 30, 2021 and December 31, 2020, $3.0 million of the Company’s laboratory equipment was subject to capital leases, which had recorded accumulated amortization of $2.9 million and $2.6 million, respectively. Associated amortization expense, included with depreciation expense, for the three months ended September 30, 2021 and September 30, 2020 totaled $0.1 million and $0.2 million, respectively. Associated amortization expense for the nine months ended September 30, 2021 and September 30, 2020 totaled $0.3 million and $0.5 million, respectively.
Depreciation and amortization expense was $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense was $0.5 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.
5. Accrued and Other Current Liabilities
The following table presents the components of accrued and other current liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$1,507	$996
Accrued paid time off	422	290
Bank loan final payment fee	—	100
Other current liabilities	133	191
Total accrued and other current liabilities	$2,062	$1,577

6. Other Income (Expense), net
The following table presents the components of other income (expense), net, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$32	$5	$53	$39
Fair value remeasurements	(9)	(8)	(15)	(13)
Gain on extinguishment of PPP loan	—	—	1,050	—
Other losses, net	(1)	—	(21)	—
Other income (expense), net	$22	$(3)	$1,067	$26
7. Loans and Convertible Promissory Notes
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
Convertible Promissory Note
In February 2019, the Company authorized the issuance of a $6.4 million subordinated convertible promissory note (the “February 2019 Convertible Note”) to a current stockholder, bearing 12% interest and a maturity date of February 26, 2021, to provide liquidity and additional working capital. On February 15, 2021, the maturity date was extended to March 28, 2021. The February 2019 Convertible Note was convertible at the option of the holder into shares of Series D Convertible Preferred Stock at a conversion price equal to 80% of the issuance price of the Series D Convertible Preferred Stock of $9.03 per share. In July 2019, $1.9 million of the $6.4 million February 2019 Convertible Note’s principal and $0.1 million of accrued interest were converted into 277,507 shares of the Company’s Series D Preferred Stock.
The conversion feature of the February 2019 Convertible Note met the requirements for separate accounting and was recognized as a liability at the measurement date fair value of $2.4 million, subject to remeasurement to fair value, with any changes in estimated fair value recognized as a component of other income (expense), net. A corresponding discount, which reduced the carrying value of the February 2019 Convertible Note, was also recorded. The unamortized discount was written off in proportion to the partial conversion, with the remaining discount accreted to interest expense until maturity. The Company recognized additional interest expense of $0.1 million and $0.6 million from accretion of the discount during the nine months ended September 30, 2021 and 2020, respectively.
On March 24, 2021, the Company repaid the outstanding principal of $4.5 million and accrued interest of $1.1 million related to the February 2019 Convertible Note.

Paycheck Protection Loan
In April 2020, the Company obtained a $1.1 million loan through the Bank under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended. The loan’s purpose was to maintain payroll and make rent and utilities payments as specified under the terms of the PPP. Under the PPP, borrowers may apply for loan forgiveness if the funds are used for payroll costs, mortgage interest, rent, and utilities payments over a specified term following receipt of the loan funds. During the term of the agreement, the Company utilized the loan funds for forgivable purposes and applied for forgiveness. On June 26, 2021, the outstanding $1.1 million PPP loan was forgiven and removed from the Company’s balance sheet in the second quarter of 2021. As a result of the forgiveness of the PPP loan, a $1.1 million gain on extinguishment was recorded in other income (expense), net for the nine months ended September 30, 2021.
8. Fair Value Measurements
As of September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the loan payable and capital leases approximate fair value as the interest rates approximate market interest rates.
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
Concurrent with the Company's IPO, the outstanding preferred stock warrants were converted to common stock warrants. As such, there were no preferred stock warrants outstanding at September 30, 2021. Immediately prior to the conversion, the Company adjusted the fair value of the preferred stock warrants using the Black-Scholes option pricing model based on the publicly available fair value of the Company's common stock on the pricing date of the Company's IPO along with other significant unobservable inputs. The fair value of the preferred stock warrant liability was then reclassified to equity upon conversion.
In prior periods, the Company’s convertible preferred stock warrant liability was valued using Level 3 inputs in a Black-Scholes option pricing model (see Note 12 — Warrants). The Company, utilizing a third-party valuation firm to assist with the estimation of the fair value of common stock, employed a hybrid method of option-pricing model (OPM) and Probability-Weighted Expected Return Method (“PWERM”). Under the hybrid OPM and PWERM approach, the per share value calculated under OPM and PWERM were weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share of the common stock before a discount for lack of marketability was applied. This model also calculated the fair value of the other classes of equity, including preferred shares. This estimated preferred stock value, along with other significant unobservable inputs, was an input into a Black-Scholes option pricing model, which calculated the fair value of the preferred stock warrant liability.

The other significant unobservable inputs in this calculation were the remaining expected term, which considered the timing of a liquidation event that would net settle the awards before their contractual term expired, and the expected equity volatility, which is a statistical measure of the dispersion of returns for a given security. Volatility was determined based on select comparable public guideline companies in the same business sector. The following table summarizes the significant unobservable inputs used to value the Company’s preferred stock warrant liability:

	As of December 31, 2020
	Range	Weighted-Average
Fair value per share of common stock	$3.41 - $7.35	$4.56
Expected term (in years)	1.7 - 9.1	5.3
Expected volatility	59.5% - 72.5%	63.6%
Significant increases (decreases) in the term would have resulted in significantly higher (lower) fair value measurements. Significant increases (decreases) in the volatility would have resulted in significantly higher (lower) fair value measurements.
The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of September 30, 2021:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,642	$—	$—
Commercial paper	—	79,507	—
Marketable securities:
Commercial paper	—	30,988	—
Corporate debt securities	—	7,029	—
U.S. federal agency securities	—	25,784	—
U.S. government securities	—	3,694	—
Total assets	$2,642	$147,002	$—
The following table shows the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of December 31, 2020:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,533	$—	$—
Liabilities:
Warrant liability	—	—	474
A table providing a roll forward of the fair value of the Company’s convertible preferred stock warrant liability for the nine months ended September 30, 2021 is included in Note 12 — Warrants.
9. Related Party Transactions
In January 2017, Laboratory Corporation of America (“LabCorp”) and the Company entered into a strategic commercialization agreement contemporaneously with LabCorp’s participation in the Company’s sale of Series C Convertible Preferred Stock, par value $0.0001 per share. Under the agreement with LabCorp, amended in 2018, LabCorp is a non-exclusive distributor of the PreTRM test and performs certain sample collection, processing and shipping services, for a fee. The Company paid fees related to this agreement of less than $0.1 million for each of the three and nine-month periods ended September 30, 2021 and 2020.

In July 2019, the Company entered into a consulting agreement with Blue Ox Healthcare Partners, LLC (“Blue Ox”) to advise the Company on development of strategies with the goal to obtain widespread insurance coverage for the PreTRM test. Contemporaneously with the consulting agreement, Blue Ox participated in the initial closing of the Series D Convertible Preferred Stock financing in July 2019 and appointed its designee to the Board of Directors. The Company paid consulting fees related to the consulting agreement of $0.3 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.
In June 2019, the Company entered into a master services agreement with Healthcore Inc., a wholly-owned subsidiary of Anthem Inc. (“Anthem”). This agreement covers a range of research projects, including Healthcore’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.4 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. In November 2020, the Company entered into a Laboratory Services Agreement with Anthem related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. The Company recognized revenues related to this agreement of $17 thousand and $41 thousand for the three and nine months ended September 30, 2021, respectively.
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
The Commercial Collaboration Agreement with Anthem is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Anthem is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined reimbursement amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Anthem are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues or cash receipts related to the Commercial Collaboration Agreement for the three and nine months ended September 30, 2021.
10. Capital Structure
On July 19, 2021, the Company completed its IPO and issued 4,687,500 shares of its Class A common stock at a price of $16.00 per share for net proceeds of approximately $66.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the IPO, all shares of convertible preferred stock converted into 22,434,130 shares of Class A common stock and 1,405,259 shares of Class B common stock.

Common Stock
The Company has two authorized classes of common stock, Class A and Class B. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote and shares of Class B common stock are non-voting. Each share of Class B common stock may be converted at any time to one share of Class A common stock at the option of its holder, subject to the ownership limitations provided for in the Company's amended and restated certificate of incorporation.
The following shares of Class A common stock were reserved for future issuance:

	September 30, 2021	December 31, 2020
Senior convertible preferred stock	—	5,737,440
Junior convertible preferred stock	—	9,819,480
Shares issuable under convertible note	—	665,699
Warrants to purchase convertible preferred stock	—	81,543
Warrants to purchase Class A common stock	2,788,484	2,019,590
Options to purchase Class A common stock	6,018,350	4,096,722
Class A common stock available for future grants under the 2011 Equity Incentive Plan	668,772	388,505
Class A common stock available for future grants under the 2021 Equity Incentive Plan	3,480,549	—
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	305,089	—
Total	13,261,244	22,808,979
As of September 30, 2021, all deferred offering costs related to the Company's IPO, totaling $3.1 million, had been reclassified to additional paid-in capital. As of December 31, 2020, approximately $26 thousand of deferred offering costs related to an equity offering were recorded within other assets.
Convertible Preferred Stock
In connection with the IPO, all shares of convertible preferred stock converted into 22,434,130 shares of Class A common stock and 1,405,259 shares of Class B common stock. No new convertible preferred stock has been issued since the IPO, and as such, there was no convertible preferred stock outstanding as of September 30, 2021.
Authorized, issued and outstanding convertible preferred stock and its principal terms as of December 31, 2020 were as follows (in thousands, except share and per share amounts):

Series	Shares Authorized	Shares Issued and Outstanding	Original Issue Price Per Share	Aggregate Liquidation Preference	Proceeds, net of issuance costs
Series A-1 Junior Preferred Stock	1,390	667	$2,079.00	$1,390	$1,390
Series A-2 Junior Preferred Stock	7,941,499	3,803,878	5.20	19,771	19,595
Series B-1 Junior Preferred Stock	2,060,000	961,994	5.20	5,000	4,914
Series B-2 Junior Preferred Stock	5,012,500	2,404,995	8.32	20,000	19,984
Series C-1 Junior Preferred Stock	5,521,905	2,647,946	12.38	32,755	32,653
Series C-2 Junior Preferred Stock	1,510,000	—	17.22	—	—
Series D Senior Preferred Stock	12,320,844	5,737,440	9.03	102,535	50,415
Total Convertible Preferred Stock	34,368,138	15,556,920		$181,451	$128,951
In connection with various preferred stock financings, the Company issued warrants to purchase common stock and warrants to purchase preferred stock. See Note 12 — Warrants for additional details.

11. Stock-Based Compensation
Equity Incentive Plans
In November 2011, the Company established the 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”) and reserved shares of the Company’s common stock for sale and issuance under the 2011 Plan. The 2011 Plan provides for the grant of incentive and non-statutory stock options as well as restricted stock to employees, non employee directors, and consultants of the Company, which are to be granted at a price that is not less than 100% of the fair value of the stock at the date of grant. Options and restricted stock generally vest over a four-year period and options generally expire ten years from the date of grant. Options are exercisable only to the extent vested. As of September 30, 2021, there were 668,772 shares of the Company's Class A common stock that were available for future grants under the 2011 Plan.
The 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Board of Directors on June 30, 2021, approved by the Company’s stockholders in July 2021 and became effective in connection with the closing of the IPO. A total of 3,966,162 shares of Class A common stock were initially reserved for issuance under the 2021 Plan. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will also be increased pursuant to provisions for annual automatic evergreen increases. As of September 30, 2021, there were 3,480,549 shares of the Company's Class A common stock that were available for future grants under the 2021 Plan.
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was adopted by the Board of Directors on June 30, 2021, approved by the Company’s stockholders in July 2021 and became effective in connection with the closing of the IPO. A total of 305,089 shares of Class A common stock were initially reserved for issuance under the 2021 ESPP. In addition, the number of shares reserved for future issuance under the 2021 ESPP will be increased pursuant to provisions for annual automatic evergreen increases. As of September 30, 2021, no shares had been granted under the 2021 ESPP.
Stock Options
Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding — December 31, 2020	4,096,722	$1.64	7.0	$13,328
Granted	2,395,956	7.38
Expired	(63)	207.90
Cancelled	(25,061)	3.52
Exercised	(449,204)	1.20
Outstanding — September 30, 2021	6,018,350	$3.95	7.8	$43,113
Vested and expected to vest at September 30, 2021	5,679,528	$3.82	7.7	$41,411
Vested and exercisable at September 30, 2021	2,643,188	$1.98	6.0	$24,122

The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$283	$62	$717	$184
Sales and marketing expense	179	38	358	102
General and administrative expense	452	95	942	245
Total employee stock-based compensation	$914	$195	$2,017	$531
At September 30, 2021, there was $11.2 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 3.3 years.
12. Warrants
Warrants to purchase common stock
A certain investor of Series E Convertible Preferred Stock also received 722,223 warrants to purchase shares of Class A common stock of the Company at a price of $20.77 per share. Because these warrants are equity classified, the Company allocated the relative fair value of the cash proceeds between the Series E Convertible Preferred Stock and the warrants. Proceeds allocated to these common stock warrants on a relative fair value basis, calculated using the Black-Scholes option pricing model, were $1.1 million and were recognized as a component of additional paid-in capital in the accompanying condensed financial statements. As an equity instrument, these warrants are not required to be remeasured to their fair value each reporting period.
Concurrent with the Company's IPO, all outstanding preferred stock warrants were converted to an equal number of common stock warrants. Converted warrants retained the same exercise prices.
All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company's common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	September 30, 2021	December 31, 2020
$5.20	15,979	—
9.03	1,032,404	1,009,795
10.84	1,009,795	1,009,795
12.38	8,083	—
20.77	722,223	—
	2,788,484	2,019,590
The following is a summary of the Company's common stock warrant activity for the nine months ended September 30, 2021:

Number of Warrants
Outstanding — December 31, 2020	2,019,590
Issued in connection with sale of Series E convertible preferred stock	722,223
Conversion of outstanding preferred stock warrants to common stock warrants	81,543
Exercised, net shares issued	(22,372)
Cancelled for net exercise	(12,500)
Outstanding — September 30, 2021	2,788,484

Warrants to purchase preferred stock
In connection with the issuance of Series D Convertible Preferred Stock, the Company issued warrants to purchase shares of Series D Convertible Preferred Stock. These warrants were exercisable for cash immediately when granted, and had a ten-year expiration. The initial fair value of these warrants was calculated using the Black-Scholes option pricing model and recorded as a reduction to additional paid-in capital and a corresponding preferred stock warrant liability.
During each reporting period, any changes in the fair value of this warrant liability are recorded in other income (expense), net. Total adjustments to the fair value of this warrant liability resulted in other expense of $9 thousand and $8 thousand during the three months ended September 30, 2021 and 2020, respectively. Total adjustments to the fair value of this warrant liability resulted in other expense of $15 thousand and $13 thousand during the nine months ended September 30, 2021 and 2020, respectively.
In connection with various debt financings, refinancing, and amendments to the Loan Agreement with the Bank, the Company has, from time to time, issued warrants to purchase shares of convertible preferred stock. Each of these warrants were exercisable for cash immediately when granted and had a ten-year expiration. The initial fair value of each these warrants was calculated using the Black-Scholes option pricing model and recorded as a reduction to the carrying value of the bank loan payable and a corresponding preferred stock liability in the year of issuance. During each reporting period, any changes in the fair value of these warrant liabilities are recorded in interest expense. Total adjustments to the fair value of these warrant liabilities during the three months ended September 30, 2021 and 2020 resulted in $0.4 million and $11 thousand of interest expense, respectively. Total adjustments to the fair value of these warrant liabilities during the nine months ended September 30, 2021 and 2020 resulted in $0.4 million and $7 thousand of interest expense, respectively.
Concurrent with the Company's IPO, all outstanding preferred stock warrants were converted to an equal number of common stock warrants. Immediately prior to the conversion, the Company adjusted the preferred stock warrant liability to fair value. See Note 8—Fair Value Measurements. The fair value of the preferred stock warrant liability was then reclassified to equity upon conversion to common stock warrants. As such, there were no outstanding warrants to purchase convertible preferred stock as of September 30, 2021, and no corresponding preferred stock warrant liability. The following table summarizes the warrants to purchase convertible preferred stock and the fair value as of December 31, 2020 (in thousands, except share and per share amounts):

				Fair Value as of
Series	Grant Date	Number of Warrants	Exercise Price	December 31, 2020
Series A-2	Sep 2012	12,506	$5.20	$41
Series A-2	Sep 2014	3,473	5.20	13
Series B-1	Dec 2014	28,860	5.20	113
Series B-2	Dec 2015	6,012	8.32	22
Series C-1	Mar 2017	8,083	12.38	31
Series D	Feb 2020	22,609	9.03	254
Total		81,543		$474
As of December 31, 2020, the fair value of preferred stock warrants outstanding was $0.5 million and was recorded in warrant liability as a long-term liability in the accompanying condensed balance sheets.

The following is a summary of the Company’s preferred stock warrant liability activity for the nine months ended September 30, 2021 (in thousands):

Warrant Liability Outstanding
Outstanding — December 31, 2020	$474
Net increase in fair value of preferred stock warrants — recognized in other income (expense), net	15
Net increase in fair value of preferred stock warrants — recognized in interest expense	440
Recorded in equity upon conversion of preferred stock warrants to common stock warrants	(929)
Outstanding — September 30, 2021	$—
13. Commitments and Contingencies
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
Scheduled base rent increases of 3% occur annually each August. The Company recognizes rent expense on a straight-line basis over the term of the operating lease. The difference in actual amounts paid and amounts recorded as rent expense during the period was recorded as deferred rent on the accompanying balance sheets. For the three months ended September 30, 2021 and 2020, the Company recognized rent expense of $0.1 million. For the nine months ended September 30, 2021 and 2020, the Company recognized rent expense of $0.3 million. Amounts classified as deferred rent at September 30, 2021 and December 31, 2020 totaled $0.2 million and $0.3 million, respectively.
Capital Leases
The full value of all leased equipment, including advance payments, are classified as assets on the Company’s balance sheets. The portion of the future payments designated as principal repayment are classified as a capital lease obligation. As of September 30, 2021, the Company classified the aggregate amount of scheduled capital lease obligation payments due within twelve months of the date of the condensed financial statements, $0.1 million, as a current liability, and the remaining $0.1 million due thereafter, in other liabilities.
Indemnification
The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2021 and December 31, 2020. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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
14. Net loss per share
For the three and nine months ended September 30, 2021, the Company calculated net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the three and nine months ended September 30, 2021, the Company reported a net loss and as such, basic and diluted net loss per share are the same.
The rights, including the liquidation and dividend rights, of the holders of the Company's Class A and Class B common stock are identical, except with respect to voting and conversion. The undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three and nine months ended September 30, 2021.
The Company issued certain shares of convertible preferred stock that were outstanding until the Company's IPO and were concluded to be participating securities. For the three and nine months ended September 30, 2020, there was only one class of common stock outstanding. Due to the presence of participating securities, the Company calculated net loss per share for the three and nine months ending September 30, 2020 using the more dilutive of the treasury stock or the two-class method. For periods presented in which the Company reports a net loss, the losses are not allocated to the participating securities. As the Company reported a net loss during the three and nine months ending September 30, 2020, diluted net loss per share was the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The preferred stock converted to common stock in July 2021 as part of the Company's IPO. See Note 10—Capital Structure for additional details.
The following table sets forth the computation of basic and diluted net loss per share of Class A and Class B common stock during 2021 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Net loss	$(9,415)	$(444)	$(21,641)	$(884)
Weighted average common stock outstanding, basic and diluted	23,954,696	1,130,317	9,326,341	380,913
Net loss per share — basic and diluted	$(0.39)	$(0.39)	$(2.32)	$(2.32)

The following table sets forth the computation of the basic and diluted net loss per share during 2020 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net loss	$(5,072)	$(14,473)
Weighted average common stock outstanding, basic and diluted	1,536,483	1,529,182
Net loss per share — basic and diluted	$(3.30)	$(9.46)
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	September 30,
	2021	2020
Junior convertible preferred stock	—	9,819,480
Senior convertible preferred stock	—	5,737,440
Shares issuable under convertible note	—	649,216
Warrants to purchase convertible preferred stock	—	81,543
Warrants to purchase Class A common stock	2,788,484	2,019,590
Options to purchase Class A common stock	6,018,350	4,373,578
Total	8,806,834	22,680,847

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
Investors and others should note that we routinely use the Investors section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investors section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on the Investors section of our website, www.seraprognostics.com/investors/.
Overview
We are a women’s health diagnostic company utilizing our proprietary proteomics and bioinformatics platform to discover, develop, and commercialize clinically meaningful and economically impactful biomarker tests, with an initial focus on improving pregnancy outcomes. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing and economic analysis enables us to provide physicians and patients with actionable data and information designed to result in better maternal and neonatal health at lower cost. Our vision is to deliver pivotal and actionable information to pregnant women, their physicians, and healthcare payers to significantly improve maternal and neonatal health and to dramatically reduce healthcare costs. We have built an advanced, proprietary, and scalable proteomics and bioinformatics platform to characterize the biology of pregnancy and to discover and validate key protein biomarkers found in blood that are highly accurate predictors of dynamic changes that occur during pregnancy. By incorporating our proprietary technology platform into our rigorous data-driven development process, we have created a differentiated approach for effectively addressing major conditions of pregnancy. We envision that our comprehensive approach will enable us to fully characterize one of the most important periods in the lives of women and children, and will help to improve their well-being. Our goal is to develop and commercialize tests that inform important decisions during all pregnancies. We also believe that the work we perform in pregnancy can ultimately be leveraged more broadly to address other areas in medicine and healthcare.
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
There are approximately 140 million births globally each year. Of these, it is estimated that as many as 25% are affected by various complications, including: preterm birth, preeclampsia, fetal growth restriction, stillbirth, hypertension of pregnancy, gestational diabetes, and others. In the United States, there are approximately 3.8 million births annually, and over 10% of those pregnancies result in preterm births with profound short- and long-term health consequences to the mother and baby. These health consequences are estimated to lead to associated costs of approximately $25 billion annually in the United States. Traditional methods to detect prematurity risk in time for proactive management have been limited and fail to identify the vast majority of women who will deliver prematurely. We believe our actionable blood-based biomarker test for prematurity risk can enable patients, physicians, and payers to more proactively manage and mitigate the complications and associated costs of prematurity. Given that pregnancy is the launch point for the future health of babies and a key determinant in the future health of mothers and babies, we believe this area is ripe for innovation and better tools to improve patient outcomes.
Our operations are located in Salt Lake City, Utah, including a CLIA-certified laboratory. Since our inception, we have devoted the majority of our efforts and resources to performing research and development, acquiring product rights, raising capital, establishing facilities, conducting clinical trials, and establishing commercial operations to market the PreTRM test. During this period, we have incurred annual net losses. We have largely funded our operations with proceeds from the sale and issuance of convertible preferred stock, debt financings, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. See Note 10—Capital Structure for additional details about the IPO.
We have incurred significant operating losses since inception. Our net losses were $9.9 million and $5.1 million for the three months ended September 30, 2021 and 2020, respectively, and $22.5 million and $14.5 million for the nine months ended September 30, 2021 and 2020, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development activities.
We had no significant commercial revenue for the nine months ended September 30, 2021 and 2020, and we have no recurring sources of licensing or other revenue. We have signed an agreement with Anthem, pursuant to which Anthem will purchase our PreTRM test, and we continue to negotiate private payer insurance contracts that could eventually result in revenues. If we are unable to secure payer contracts that result in significant revenues or access additional funds, we may be required to delay, scale back or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.
Impact of COVID-19
The degree to which COVID-19 impacts our future business operations, research and development programs, and financial condition will depend on future developments, including the ultimate duration and/or severity of the outbreak and any resurgences, actions by government authorities to contain the spread of the virus, the effectiveness of vaccines against the virus, and when and to what extent normal economic and operating conditions can resume. The ability of our employees and other business partners to travel and conduct other routine business activity has been and is likely to continue to be disrupted or adversely affected. The primary impacts to our business have been the early cessation of enrollment in our Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL study, in March 2020, the delayed commencement of enrollment in our PRIME study until November 2020, and limited access to clinicians as we have initiated the commercialization of our PreTRM test. However, our laboratory has remained operational and, to the extent possible, we are conducting our other business operations with necessary or advisable modifications to employee travel and many of our employees working remotely. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations, and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

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
We expect to derive substantially all of our revenue in the near term from sales of the PreTRM test. To date, we have not generated material revenues from the commercial sale of the PreTRM test. We have signed an agreement with Anthem and we continue to engage with other commercial payers to close additional reimbursement contracts. These additional contracts could also enable an upfront negotiated reimbursement rate which could eventually result in revenues when healthcare providers order the PreTRM test.
Operating Expenses
Cost of Revenue
Cost of revenue reflects the aggregate costs incurred in delivering the proteomic testing results to clinicians and includes expenses for third-party sample collection and shipping costs, as well as our lab personnel, materials and supplies, equipment, and infrastructure expenses associated with clinical testing, and allocated overhead including rent and equipment depreciation. We expect costs of revenue will generally move in line with the sales of the PreTRM test.
Research and Development Expenses
Research and development expenses consist of costs incurred for our research activities and development of our product candidates. These expenses include:
•clinical studies;
•laboratory processes;
•research and bioinformatic activities;
•biobanking and publication efforts;
•personnel-related expenses, including salaries, payroll taxes, employee benefits, and stock-based compensation charges for employees engaged in these research and development activities;
•direct clinical study expenses incurred under agreements with clinical study sites or contract research organizations;
•consultants engaged in our research and development efforts;
•laboratory materials and supplies;
•facilities costs; and
•depreciation, amortization, and other direct and allocated expenses, including rent, insurance, and other operating costs, incurred as a result of our research and development activities.
We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses will continue to increase for the foreseeable future as we support additional clinical studies, publications, and other product development activities.

Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, and legal costs related to commercial efforts. We expect selling and marketing expenses to increase in the future as we incur additional expenses associated with the commercialization activities for the PreTRM test and related initiatives. Based on our commercial collaboration with Anthem, we initially deployed our U.S. based specialty OB-GYN commercial sales force to cover the key states where Anthem has a significant market share. We expect to expand our dedicated sales force into additional territories in the United States to cover the entire U.S. OB-GYN sales channel over time as we seek to enter into contracts with payers and employers.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for personnel in executive, finance, information technology, human resources, and other administrative functions. Other significant costs include facilities, corporate and intellectual property legal fees, accounting, insurance, consulting, and other professional fees.
We anticipate that our general and administrative expenses will increase in the future as we construct the appropriate infrastructure to support expanded commercialization efforts and ongoing research and development activities. We expect increased expenses related to audit, tax, and legal services associated with maintaining compliance with SEC requirements, as well as increased director and officer insurance premiums, board of director fees, and investor relations costs associated with operating as a public company.
Interest Expense
Interest expense represents interest expense incurred on our loans payable and convertible promissory note, amortization of a discount feature on a convertible promissory note, and periodic fair value adjustments on certain liabilities. As of September 30, 2021, we had no outstanding debt.
Other Income (Expense), Net
Other income (expense), net consists of interest earned on our cash, cash equivalents, and marketable securities, grant income, periodic fair value adjustments on certain liabilities, and other gains and losses.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed financial statements and related notes included elsewhere in this report.
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	$ Change
	(in thousands)
	(unaudited)
Revenue	$23	$5	$18
Operating expenses:
Cost of revenue	10	3	7
Research and development	2,724	1,888	836
Selling and marketing	2,690	1,054	1,636
General and administrative	4,041	1,704	2,337
Total operating expenses	9,465	4,649	4,816
Loss from operations	(9,442)	(4,644)	(4,798)
Interest expense	(439)	(425)	(14)
Other income (expense), net	22	(3)	25
Net loss	$(9,859)	$(5,072)	$(4,787)
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	$ Change
	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$769	$536	$233
Research and bioinformatics	783	638	145
Laboratory operations	1,172	714	458
Total research and development expenses	$2,724	$1,888	$836
The $0.8 million increase was due to a $0.5 million increase in laboratory operations costs, a $0.2 million increase in clinical study costs, and a $0.1 million increase in research and bioinformatics expenses. The $0.5 million increase in laboratory operations costs is primarily due to a $0.3 million increase in lab supplies, a $0.1 million increase in stock-based compensation expense, and a $0.1 million increase in personnel costs driven by increased headcount. The $0.2 million increase in clinical study costs is primarily due to a $0.1 million increase of enrollment and site setup activity in the PRIME study and a $0.1 million increase in personnel costs driven by increased headcount. The $0.1 million increase in research and bioinformatics expenses was due to personnel costs primarily driven by increased headcount.

Selling and Marketing Expenses
The $1.6 million increase was due primarily to increases of $1.1 million in personnel-related costs driven by increased headcount, $0.2 million of marketing programs and materials development, $0.1 million of consulting and outside services related to developing payer and reimbursement strategies for the PreTRM test, $0.1 million of travel expenses, and $0.1 million of increased stock-based compensation expense.
General and Administrative Expenses
The $2.3 million increase was due primarily to increases of $0.7 million of personnel expenses driven by increased headcount, $0.5 million of director and officer insurance costs which increased as a result of our becoming a public company, $0.4 million of professional services and fees related to public company compliance, $0.3 million of recruiting expenses, $0.3 million of increased stock-based compensation expense, and $0.2 million of legal expenses.
Interest Expense
Interest expense remained consistent between periods due to a $0.4 million decrease in interest expense as a result of paying the remaining loan payable balance in the first quarter of 2021, offset by a $0.4 million increase in interest expense related to fair value adjustments on certain liabilities.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	$ Change
	(in thousands)
	(unaudited)
Revenue	$56	$19	$37
Operating expenses:
Cost of revenue	23	8	15
Research and development	7,944	5,690	2,254
Selling and marketing	5,780	2,634	3,146
General and administrative	9,157	4,904	4,253
Total operating expenses	22,904	13,236	9,668
Loss from operations	(22,848)	(13,217)	(9,631)
Interest expense	(744)	(1,282)	538
Other income, net	1,067	26	1,041
Net loss	$(22,525)	$(14,473)	$(8,052)

Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	$ Change
	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$2,347	$1,721	$626
Research and bioinformatics	2,298	1,862	436
Laboratory operations	3,299	2,107	1,192
Total research and development expenses	$7,944	$5,690	$2,254
The $2.3 million increase was due to a $1.2 million increase in laboratory operations costs, a $0.6 million increase in clinical study costs, and a $0.4 million increase in research and bioinformatics expenses. The $1.2 million increase in laboratory operations costs is primarily due to a $0.7 million increase in lab supplies, a $0.3 million increase in stock-based compensation expense, and a $0.3 million increase in personnel costs driven by increased headcount, partially offset by a $0.1 million decrease in depreciation expense. The $0.6 million increase in clinical study costs is primarily due to a $0.3 million increase resulting from the increased enrollment and site setup activity in the PRIME study, a $0.2 million increase in personnel costs driven by increased headcount, and a $0.1 million increase in stock-based compensation expense. The $0.4 million increase in research and bioinformatics expenses was primarily due to an increase of $0.3 million in personnel costs driven by increased headcount and a $0.1 million increase in consulting costs.
Selling and Marketing Expenses
The $3.1 million increase was due primarily to increases of $1.9 million in personnel-related costs driven by increased headcount, $0.4 million of consulting and outside services related to developing payer and reimbursement strategies for the PreTRM test, $0.4 million of marketing programs and materials development, $0.3 million of increased stock-based compensation expense, and $0.1 million of travel costs.
General and Administrative Expenses
The $4.3 million increase was due primarily to increases of $1.7 million of personnel expenses driven by increased headcount, $0.7 million of professional services and fees related to public company compliance, $0.7 million of stock-based compensation expense, $0.5 million of director and officer insurance costs which increased as a result of our becoming a public company, $0.5 million of recruiting fees, and $0.3 million of legal expenses.
Interest Expense
The $0.5 million decrease in interest expense between periods was due primarily to a decrease of $0.9 million in interest expense as a result of paying the remaining loan payable balance in the first quarter of 2021, partially offset by a $0.4 million increase in interest expense related to fair value adjustments on certain liabilities.
Other Income (Expense), net
The $1.0 million increase in other income (expense) was primarily due to a $1.1 million gain on extinguishment of the PPP loan, which was forgiven in June 2021.

Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. See Note 10—Capital Structure for additional details about the IPO. As of September 30, 2021, we had cash and cash equivalents of $82.5 million, available-for-sale securities of $67.5 million, and an accumulated deficit of $154.0 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
	(unaudited)
Net cash provided by (used in):
Operating activities	$(22,484)	$(12,683)
Investing activities	(68,127)	(105)
Financing activities	159,557	10,080
Net increase (decrease) in cash and cash equivalents	$68,946	$(2,708)
Operating Activities
The net cash used in operating activities during the nine months ended September 30, 2021 was primarily due to a net loss of $22.5 million and a decrease in operating assets and liabilities of $2.1 million, partially offset by non-cash charges of $2.1 million. The net cash used in operating activities during the nine months ended September 30, 2020 was primarily due to a net loss of $14.5 million and a decrease in operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $2.3 million.
Investing Activities
Net cash used in investing activities was $68.1 million for the nine months ended September 30, 2021, representing $67.6 million in purchases of marketable securities and $0.6 million in purchases of property and equipment. Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2020, representing purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to net proceeds of $99.0 million from the sale of Series E convertible preferred stock, net proceeds of $66.6 million from our IPO, proceeds of $1.1 million from issuance of common stock warrants in connection with the sale of our Series E convertible preferred stock, and $0.5 million in proceeds from options exercised, partially offset by $3.1 million and $4.5 million of loan and note repayments, respectively. Net cash provided by financing activities for the nine months ended September 30, 2020 was primarily due to $10.7 million of net proceeds from the sale of Series D convertible preferred stock and proceeds of $1.1 million from a loan payable, partially offset by $1.7 million of note repayments.

Future Funding Requirements
We expect to incur significant additional operating losses and negative cash flows for the foreseeable future. We expect our losses in the future to be principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies and anticipated research and development activities. We had no significant commercial revenue for the nine months ended September 30, 2021 and 2020, and we have no recurring sources of licensing or other revenue. There can be no assurance that we will eventually achieve significant revenues or profitability, or if achieved, can sustain either on a continuing basis. If we are unable to achieve significant revenues or raise additional funding, when needed, we may not be able to continue the development or commercialization of our diagnostic products and could be required to delay, scale back, or abandon some or all of our development programs and other operations. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Any additional equity financing may not be available on favorable terms, most likely will be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants and dilutive financing instruments. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Our future funding requirements will depend on many factors, including the following:
•the timing, receipt, and amount of sales, if any, from the PreTRM test;
•the cost and timing of establishing sales, marketing, and other commercialization capabilities in the United States and abroad;
•our ability to develop and commercialize other products;
•the terms and timing of any collaborative, licensing, and other arrangements that we may establish;
•the cost, timing, and outcomes of regulatory approvals;
•the scope, rate of progress, results, and cost of our clinical studies, and other related activities;
•the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
•the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions;
•partnerships and other strategic options for our product and other product candidates; and
•other factors described in the “Risk Factors” section and elsewhere in this report.
We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.
Contractual Obligations and Commitments
Our contractual obligations and commitments for the year ended December 31, 2020 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Final Prospectus. Material changes that have occurred during the nine months ended September 30, 2021 include the following:
•The outstanding principal, accrued interest, and applicable final payment fees for the Loan Agreement and the February 2019 Convertible Note were repaid.
•The PPP loan was fully forgiven.
•Future minimum lease payments have increased by approximately $0.1 million as a result of an amendment to our corporate office operating lease for additional space which was signed during the period.
Off-Balance Sheet Arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Use of Estimates
A summary of our critical accounting policies, significant judgments, and use of estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Final Prospectus. There have been no significant changes in the application of our critical accounting policies, significant judgments and use of estimates during the nine months ended September 30, 2021.
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
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.7 million in the market value of our available-for-sale debt securities as of September 30, 2021. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

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
Effects of Inflation
Inflation generally affects us by increasing our costs of labor, laboratory supplies, and clinical trials. We do not believe inflation has had a material effect on our results of operations during the periods presented and do not anticipate a material impact going forward.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition, and results of operations. Such risks include, but are not limited to:
•We have incurred net losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.
•Operating our business requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control and if we cannot raise additional capital when needed, we may have to curtail or cease operations.
•Our quarterly and annual results may fluctuate from period to period, which could adversely impact the value of our Class A common stock.
•We have derived substantially all of our revenues to date from the PreTRM test, and if our efforts to further increase the use and adoption of the PreTRM test or to develop new products and services in the future do not succeed, our business will be harmed.
•In the near future, we expect to rely on sales to a limited number of direct customers, primarily Anthem, for a significant portion of our revenue from the sale of the PreTRM test, and the loss of Anthem as a customer could materially harm our business.
•If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing the PreTRM test.
•Competition in the life science industry, including companies engaged in molecular diagnostics and proteomics, is intense. If we are unable to compete successfully with respect to our current or future products or services, we may not be able to increase or sustain our revenues or achieve profitability.
•If our CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.
•Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.
•Our business would be materially harmed if our proprietary biobank were to become contaminated, lost or destroyed.
•We rely on third parties for sample collection, including phlebotomy services, and commercial courier delivery services, and if these services are disrupted, our business will be harmed.

•We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers on a cost-effective basis, or at all.
•The ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we, or third parties on which we rely, have significant business operations.
•If we lose the services of our Chairman, President and Chief Executive Officer, our Chief Scientific Officer or other members of our senior management team, we may not be able to execute our business strategy.
•Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
•Our estimates of total addressable market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate.
•If third-party payers do not adequately reimburse for any new tests we may develop, our new tests may not be purchased or used, which may adversely affect our revenue and profits.
•New reimbursement methodologies applicable to the PreTRM test, and other future tests, including new CPT codes, may decrease reimbursement rates from third-party payers.
•Billing disputes with third-party payers, including disagreement regarding the selection and use of CPT codes when submitting claims, may decrease realized revenue and may lead to requests for recoupment of past amounts paid.
•When third-party payers deny coverage, we are often unable to collect from the patient or any other source and risk disputes if we attempt to do so.
•Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.
•Status as an out-of-network provider with a large commercial insurer may cause health care providers to avoid recommending our tests.
•If the validity of an informed consent from a patient is challenged, we could be precluded from billing for such patient’s testing, be forced to stop performing certain tests, forced to exclude the patient’s data or samples from clinical trial results or be subject to lawsuits or regulatory enforcement.
•Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers.
•If we fail to comply with federal and/or state laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.
•Any failure to obtain, maintain, and enforce our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
•Issued patents covering our tests and technology could be found invalid or unenforceable if challenged.
•Our intellectual property may be infringed upon by a third party.
•If we are not able to prevent disclosure of our trade secrets and other proprietary information, the value of our tests and technology could be significantly diminished.
•The price of our Class A common stock may be volatile, and you could lose all or part of your investment.
•Substantial amounts of our outstanding shares of Class A common stock may be sold into the market when lock-up or market standoff periods end, which could cause the price of our Class A common stock to decline.
•Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Risks Related to Our Financial Position and Need for Additional Capital
We have incurred net losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.
We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our IPO. Our net loss for the nine months ended September 30, 2021 and 2020 was $22.5 million and $14.5 million, respectively. As of September 30, 2021, we had an accumulated deficit of $154.0 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop, and commercialize new products.
Other than revenues from the sale of the PreTRM test, we do not expect to generate revenues from other sources in the immediate future. It is possible that we will not generate sufficient revenue from the sale of our products to cover our costs, including research and development expenses related to furthering our product pipeline, and achieve or sustain profitability. A significant element of our business strategy is to increase and maintain our in-network coverage with third-party payers. However, third-party payers, such as commercial insurance companies and government insurance programs, may decide not to reimburse for PreTRM, may not reimburse for uses of PreTRM for the pregnant patient population, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses. Many third-party payers currently either have negative coverage determinations or otherwise do not reimburse for low-risk patient preterm birth screening tests. State Medicaid programs currently do not reimburse for our tests; third-party payers are increasingly requiring that prior authorization be obtained prior to conducting testing as a condition to reimbursing for it, which may reduce and/or delay the reimbursement amounts.
As there is a possibility that our company, any collaborators and/or licensees may not successfully develop additional products, obtain required regulatory authorizations for such products, manufacture such products at an acceptable cost or with sufficient quality or successfully market and sell such products with desired margins, our expenses may continue to exceed any revenues we may receive. Our operating expenses also will increase as, or if, among other factors:
•our earlier-stage products move into later-stage development, which is generally more expensive than early-stage development;
•we select additional technologies or products for development;
•we increase the number of patents we are prosecuting or otherwise expend additional resources on patent prosecution or defense; or
•we acquire or in-license additional technologies, product candidates, products or businesses.
Operating our business requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control and if we cannot raise additional capital when needed, we may have to curtail or cease operations.
In the future, we expect to incur significant costs in connection with our operations, including, but not limited to, the development, marketing authorization, and commercialization of new tests, and other products. These development activities generally require a substantial investment before we can determine commercial viability. We expect to need to raise additional funds through public or private equity or debt financings, collaborations or licensing arrangements to continue to fund or expand our operations.
Our actual liquidity and capital funding requirements will depend on numerous factors, including:
•our ability to achieve broad commercial success with the PreTRM test;
•the scope and duration of, and expenditures associated with, our discovery efforts and research and development programs, including for our proprietary proteomics and bioinformatics platform;
•the costs to fund our commercialization strategies for any product candidates which we launch and to prepare for potential product marketing authorizations, as required;
•the costs of any acquisitions of complementary businesses or technologies that we may pursue;
•potential licensing or partnering transactions, if any;

•our facility expenses, which will vary depending on the time and terms of any facility lease or sublease we may enter into, and other operating expenses;
•the scope and extent of the expansion of our sales and marketing efforts;
•the commercial success of our products;
•our ability to obtain more extensive coverage and reimbursement for the PreTRM test and other products, if any; and
•our ability to collect our accounts receivable.
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
If we are not able to obtain adequate funding when needed, we may be required to delay development programs or sales and marketing initiatives. If we are unable to raise additional capital in sufficient amounts or on satisfactory terms, we may have to reduce our workforce and may be prevented from continuing our discovery, development and commercialization efforts and leveraging other corporate opportunities. In addition, it may be necessary to work with a partner on one or more of our tests or products under development, which could lower our economic value of those products. Each of the foregoing factors may harm our business, operating results, and financial condition and may impact our ability to continue as a going concern.
Our quarterly and annual results may fluctuate from period to period, which could adversely impact the value of our Class A common stock.
Our quarterly and annual results of operations, including our revenues, gross margin, net loss, and cash flows, may vary from period to period as a result of a variety of factors, many of which are outside of our control, including those listed elsewhere in this “Risk Factors” section, and as a result, period-to-period comparisons of our operating results may not be meaningful. Our quarterly and annual results should not be relied upon as an indication of future performance. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results. Fluctuations in quarterly and annual results and key metrics may cause our results to fall below our financial guidance or other projections or goals, or the expectations of analysts or investors, which could adversely affect the price of our Class A common stock.
Risks Related to Our Business and Industry
We have derived substantially all of our revenues to date from the PreTRM test, and if our efforts to further increase the use and adoption of the PreTRM test or to develop new products and services in the future do not succeed, our business will be harmed.
We currently receive and expect to continue to receive substantially all of our revenues from the sales of the PreTRM test. We intend to establish early reimbursement for the PreTRM test by collaborating with payers to perform rigorous analysis to demonstrate the health and economic benefits of our biomarker tests within their own network using customized inputs based on the plan's patient population. We plan to leverage early payer reimbursement decisions to obtain widespread commercial coverage of the PreTRM test from many regional and national plans and medical groups with doctors ordering the PreTRM test. If we are unable to execute on this commercial strategy and increase our revenues from the sale of the PreTRM test, our business may be materially adversely impacted. Our ability to increase sales of the PreTRM test and establish greater levels of adoption and reimbursement for the PreTRM test is uncertain for many reasons, including, among others:
•we may be unable to demonstrate to clinics, clinicians, physicians, payers, and patients that the PreTRM test is superior to alternatives with respect to value, convenience, accuracy, scope of coverage, and other factors;
•third-party payers may set the amounts of reimbursement at prices that reduce our profit margins or do not allow us to cover our expenses;
•we may not be able to maintain and grow effective sales and marketing capabilities;
•our sales and marketing efforts may fail to effectively reach customers or communicate the benefits of the PreTRM test;
•superior alternatives to the PreTRM test may be developed and commercialized and we may not be able to compete against these alternatives;
•we may face competitive pressures;
•we may experience supply constraints, including due to the failure of our key suppliers to provide required sequencing instruments and reagents;
•we may encounter difficulties with transportation logistics and regulations associated with shipping blood samples, including infrastructure conditions and transportation delays;
•U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies or take other actions that impose significant restrictions on our ability to market our products;
•we may be unable to compete successfully with respect to our current or future products or services, as a result of which we may not be able to increase or sustain our revenues or achieve profitability; and
•we may not be able to protect our intellectual property position.
If our market share for the PreTRM test fails to grow or grows more slowly than expected, our business, operating results, and financial condition would be adversely affected.
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
Our ability to achieve and maintain scientific and commercial market acceptance of the PreTRM test will depend on a number of factors. We expect that the PreTRM test will be subject to the market forces and adoption curves common to other new technologies. The market for proteomics and bioinformatics technologies and products is in its early stages of development. If widespread adoption of the PreTRM test or any other products that we commercialize in the future takes longer than anticipated, we will continue to experience operating losses. The success of life sciences technologies and products is due, in large part, to acceptance by the scientific and medical communities and their adoption of certain products in the applicable field of research. The life sciences scientific community is often led by a small number of early adopters and key opinion leaders who significantly influence the rest of the community through publications in peer-reviewed journals. In such journal publications, the researchers will describe their discoveries, and also the methods, and typically the products used, to fuel such discoveries. Mentions in peer-reviewed journal publications may be a driver for the general acceptance of products for the life sciences industry, such as the PreTRM test. In addition, continuing collaborative relationships with opinion leaders will be vital to maintaining any market acceptance we achieve. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product, or too many researchers negatively describe the use of our products in publications, it may drive customers away from our products. Other factors in achieving commercial market acceptance include:
•our ability to market and increase awareness of the capabilities of the PreTRM test;
•the ability of the PreTRM test to demonstrate comparable performance in intended use applications broadly in the hands of customers;
•our customers’ willingness to adopt new products and workflows;
•the PreTRM test’s ease of use and whether it reliably provides advantages over other alternative technologies;
•the rate of adoption of the PreTRM test by patients, physicians, payers and the medical community at large;
•the prices we charge for the PreTRM test;

•our ability to develop new products and solutions for customers;
•whether competitors develop and commercialize products that perform similar functions as the PreTRM test; and
•the impact of our investments in product innovation and commercial growth.
We cannot assure that we will be successful in addressing each of these criteria or other criteria that might affect the market acceptance of any products we commercialize, particularly the PreTRM test. If we are unsuccessful in achieving and maintaining market acceptance of the PreTRM test, our business, financial condition, and results of operations would be adversely affected.
In the near future, we expect to rely on sales to a limited number of direct customers, primarily Anthem, for a significant portion of our revenue from the sale of the PreTRM test, and the loss of Anthem as a customer could materially harm our business.
We expect that a significant portion of our revenue in the near future will be generated from sales to a limited number of customers, primarily Anthem, the loss of which could adversely affect our business, financial condition, and results of operations. Accordingly, we are subject to customer concentration risk. Furthermore, any termination of our relationship with Anthem would also adversely impact our strategy to rapidly accelerate commercialization of the PreTRM test and help incentivize broader market adoption.
If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing the PreTRM test.
We have limited experience as a company in sales and marketing and our ability to achieve profitability depends on our being able to attract customers for the PreTRM test and our future products, once approved. Although members of our management team have considerable industry experience, we must expand our sales, marketing, distribution, and customer service and support capabilities with the appropriate expertise in order to successfully commercialize the PreTRM test. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:
•our ability to attract, retain, and manage the sales, marketing, and customer service and operations workforce necessary to commercialize and gain market acceptance for our technology;
•the time and cost of establishing a specialized sales, marketing, and customer service and operations workforce; and
•our sales, marketing, and customer service and support force may be unable to initiate and execute successful commercialization activities.
We may seek to enlist one or more third parties to assist with sales, distribution, and customer service and support. There is no guarantee, if we do seek to enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, the PreTRM test may not gain market acceptance, which could materially impact our business operations.
Even if the PreTRM test achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products, our future revenues and prospects could be harmed.
Even if we are able to achieve broad scientific and market acceptance for the PreTRM test, our ability to grow our business will depend in large part on our ability both to enhance and improve the PreTRM test and to introduce compelling new products, including for major pregnancy related conditions beyond preterm birth. The success of any enhancement to the PreTRM test or introduction of new products depends on several factors, including completion of certain clinical development requirements, timely completion and delivery of the product, competitive pricing, adequate quality testing, integration with existing technologies, appropriately timed and staged product introductions, and overall market acceptance. Any new product or enhancement to the PreTRM test that we develop may not be introduced in a timely or cost-effective manner, may contain defects, errors or vulnerabilities or may not achieve the market acceptance necessary to generate significant revenue.

The typical development cycle of new life sciences products can be lengthy and complicated and may require new scientific discoveries or advancements, considerable resources, and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. If we do not achieve the required technical specifications or successfully manage new product development processes, or if development work is not performed according to schedule, then such new technologies or products may be adversely impacted. To date, we have only completed the development process for one product. We cannot assure you that we will ever succeed in completing that process for another product, including for major pregnancy related conditions beyond preterm birth, or that even if we do, it will be launched successfully in the market and find commercial acceptance. If we are unable to successfully develop new products, enhance the PreTRM test to meet customer requirements, compete with alternative products or otherwise gain and maintain market acceptance, our business, results of operations, and financial condition could be harmed.
Competition in the life science industry, including companies engaged in molecular diagnostics and proteomics, is intense. If we are unable to compete successfully with respect to our current or future products or services, we may not be able to increase or sustain our revenues or achieve profitability.
We are a women’s health diagnostic company utilizing our proprietary proteomics and bioinformatics platform to discover, develop, and commercialize biomarker tests, and our first commercial product, the PreTRM test, is designed to accurately predict the risk of premature delivery. The proteomics and bioinformatics industry is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. We cannot guarantee that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services.
We face competition with respect to the PreTRM test and expect to face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Many of the companies against which we are competing or may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, and commercialization. Mergers and acquisitions in our industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and conducting clinical trials, as well as in acquiring technologies complementary to, or necessary for, our products and services.
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
If our products do not perform as expected, our operating results, reputation, and business will suffer.
Our success depends on the market’s confidence that we can provide reliable, high-quality testing results. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volumes continue to increase and our product portfolio continues to expand. We believe that patients that rely on our tests are particularly sensitive to test limitations and errors, including inaccurate test results. As a result, if our tests do not perform as expected or favorably in comparison to competing tests, our operating results, reputation, and business will suffer. We may also become subject to legal claims arising from such limitations, errors or inaccuracies.

The PreTRM test uses, and our future tests will use, a number of complex and sophisticated proteomic and bioinformatics processes and advanced mass spectrometry techniques, which are highly sensitive to external factors. An operational, technological or other failure in one of these complex processes may result in sensitivity or specificity rates that are lower than we anticipate. In addition, we regularly evaluate and refine our testing processes, and any refinements we make may not improve our tests as we expect and may result in unanticipated issues that may adversely affect our test performance as described above. Such operational, technical, and other difficulties adversely affect test performance, may impact the commercial attractiveness of our products and may increase our costs or divert our resources, including management’s time and attention, from other projects and priorities. Furthermore, any changes to our testing process may require us to use new or different suppliers or materials with whom or which we are unfamiliar, and which may not perform as we anticipate, and could cause delays, downtime or other operational issues.
If our CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.
We currently operate a CLIA-certified laboratory facility in Salt Lake City, Utah, which processes the PreTRM test that represents the source of substantially all of our revenues. Our facility could be harmed or rendered inoperable, or our products or other assets could be damaged or destroyed, by natural or manmade disasters, including earthquakes, severe weather, flooding, power outages, and contamination, including as a result of the COVID-19 pandemic, which may render it difficult or impossible for us to operate our business and/or perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable — for even a short period of time — may harm our reputation and result in a material adverse effect on our revenues.
The marketing, sale, and use of the PreTRM test and any other products that we develop in the future could result in substantial damages arising from product liability or professional liability claims, associated with product recalls or otherwise, that exceed our resources.
The marketing, sale, and use of the PreTRM test and any other products that we develop and commercialize in the future could lead to product liability claims against us if someone were to allege that the PreTRM test or any future product failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by the PreTRM test and other future tests. Even though the PreTRM test is highly accurate, it is not 100% accurate, and we may report false results. In such a scenario, the patient or her family may file a lawsuit against us claiming product or professional liability. In addition, any manufacturing or design defects in our products could lead to product recalls, either voluntary or as required by government authorities, which could result in the removal of a product from the market.
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
Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and these results and related findings and conclusions may be subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or have had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line or preliminary data that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary top-line data we previously published. As a result, preliminary, interim, and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim, and top-line data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.
Further, payers, physicians, and others may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could adversely impact the potential of the particular product or program, the prospects for commercialization of any product, and the business prospects of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.
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
International expansion of our business will expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside the United States.
To the extent that we decide to market our products and services outside the United States, our business will be subject to the risks associated with doing business outside the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products and services. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:
•multiple, conflicting and changing laws and regulations such as privacy, security and data use regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, anti-corruption laws, regulatory requirements, reimbursement or payer regimes and other governmental approvals, permits, and licenses;
•failure by us or our distributors to obtain any necessary regulatory clearance, authorization or approval for the use of our products and services in various countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining intellectual property protection and maintaining, defending, and enforcing our intellectual property outside the United States;
•difficulties in staffing and managing foreign operations;
•employment risks related to hiring employees outside the United States;
•complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•difficulties in negotiating favorable reimbursement negotiations with governmental authorities;
•logistics and regulations associated with shipping samples, including infrastructure conditions and transportation delays;
•limits in our ability to penetrate international markets if we are not able to sell our products or conduct services locally;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and services and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions, or laws similar to the FCPA in other jurisdictions in which we may operate, such as the United Kingdom’s Bribery Act of 2010, or the U.K. Bribery Act; and
•onerous anti-bribery requirements of several member states in the EU, the United Kingdom, Japan, and other countries that are constantly changing and require disclosure of information to which U.S. legal privilege may not extend.
Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.

We may not be able to obtain and maintain the third-party relationships that are necessary to develop and commercialize some or all of our tests.
We expect to depend on collaborators, partners, licensees, and other third parties to support our test development and validation efforts, to deliver needed supplies, and to transport specimens for testing, among other things. Any problems we experience with any of these third parties could delay the development, validation, commercialization, and performance of our testing, which could harm our results of operations.
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
In addition, our relationships with these service providers could be scrutinized under federal and state health care laws such as the federal Anti-Kickback Statute and the Stark Law, and their implementing regulations, to the extent, for example, that these services provide a financial benefit to or relieve a financial burden for a potential referral source. If our operations are found to be in violation of any of these laws and regulations, we may be subject to administrative, civil and criminal penalties, damages, fines, individual imprisonment, refunding of payments received by us, and curtailment or cessation of our operations, among other potential penalties, any of which could harm our reputation and adversely affect our business, operating results, and financial condition.
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
As our test volumes grow and we develop future product offerings, we will need to continue to ramp up our testing capacity and implement increases in scale, such as increased headcount, additional or upgraded equipment, additional qualified laboratory personnel, increased office and laboratory space, expanded customer service capabilities, improved billing and systems processes, enhanced controls and procedures and expanded or internal quality assurance program and technology platform. The value of the PreTRM test and our other testing products that we may develop in the future depends on our ability to perform, and our reputation for performing, these tests on a timely basis and with an exceptionally high standard of quality. Failure to implement necessary procedures, transition to new facilities, purchase and maintain equipment, establish processes, or hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand or could otherwise affect our operating results.
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially in sales, scientific, medical, laboratory, research and development, and other technical personnel. The turnover rate of such personnel can be high. We may, from time to time, experience difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for highly qualified personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations to their former employers, which occurs from time to time. Furthermore, to the extent that we are unable to retain our employees and they leave our company to join one of our competitors, we cannot assure you that any invention, non-disclosure or non-compete agreements we have in place will provide meaningful protection against a departing employee’s unauthorized use or disclosure of our confidential information.
In addition, our growth may place a significant strain on our operating and financial systems and our management, sales, marketing, and administrative resources. As a result of our growth, our operating costs may escalate faster than we anticipate, we may face difficulties in obtaining additional office or laboratory space and some of our internal systems may need to be enhanced or replaced. If we cannot effectively manage our expanding operations and our costs, we may not be able to grow successfully or we may grow at a slower pace, and our business could be adversely affected.
We may engage in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.
From time to time, we may enter into transactions to acquire or dispose of businesses, products or technologies or to engage in other strategic transactions. Because we have not made any such acquisitions to date, our ability to do so successfully is unproven. Even if we identify suitable transactions, we may not be able to complete such transactions on favorable terms or at all. Any acquisitions or other strategic transactions we consummate may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue shares of our common stock or other equity securities to the stockholders of the acquired company, which would cause dilution to our existing stockholders. We could incur losses resulting from such strategic transactions, including undiscovered liabilities of an acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate any acquired personnel, technologies, and operations into our existing business in an effective, timely and non-disruptive manner. Any dispositions may also cause us to lose revenue and may not strengthen our financial position. Strategic transactions may also divert management attention from day-to-day responsibilities, increase our expenses, result in accounting charges, and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future strategic transactions or the effect that any such transactions might have on our operating results.
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
Our business and its operations, including, but not limited to, our laboratory operations, sales and marketing efforts, supply chain operations, research and development activities, and fundraising activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. For example, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe, and certain other countries. Since March 2020, numerous state and local jurisdictions, including the jurisdictions where our headquarters and laboratory are located, have imposed, and others in the future may impose, quarantines, shelter-in-place orders, executive orders, and similar government orders for their residents to control the spread of COVID-19.
In response to these public health directives and orders, we have implemented work-from-home policies for substantially all of our employees. The effects of the executive orders, the shelter-in-place orders, and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to monitor state and local quarantine, shelter-in-place orders, executive orders, and similar government orders and have begun reopening our offices to allow certain employees to return to the office, as needed, in accordance with our reopening plan, which is based on a phased approach that is appropriately tailored for each of our offices, with a focus on employee safety and optimal work environment.
Quarantines, shelter-in-place orders, executive orders, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities, or the availability or cost of materials we use or require to conduct our business, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in our laboratory operations and research and development activities may be located in areas that are subject to executive orders and shelter-in-place orders. While many of these materials may be obtained from more than one supplier, port closures and other restrictions resulting from the COVID-19 pandemic or future pandemics may disrupt our supply chain or limit our ability to obtain sufficient materials to operate our business.
In addition, our clinical trials could be affected by the COVID-19 pandemic. The primary impacts to our business have been the early cessation of enrollment in our AVERT PRETERM TRIAL in March 2020, the delayed commencement of enrollment in our PRIME study until November 2020 and limited access to clinicians as we have initiated the commercialization of our PreTRM test. If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies, and clinical trials.
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
We are in the process of implementing compliance policies and procedures intended to train our sales, billing, marketing, and other personnel regarding compliance with state and federal laws applicable to our business. Our efforts to implement appropriate monitoring of compliance with such policies and procedures are likewise ongoing. Despite our compliance policies and procedures, and related training and monitoring, we may experience situations in which employees may have failed to fully adhere to our policies and applicable laws in the past or in which they fail to adhere to applicable policies and/or laws in the future. Such failures may subject us to administrative, civil, and criminal actions, penalties, damages, fines, individual imprisonment, exclusion from participation in federal healthcare programs, refunding of payments received by us, and curtailment or cessation of our operations. In addition, commercial third-party payers may refuse to provide all or any reimbursement for tests administered, seek repayment from us of amounts previously reimbursed and harm our ability to secure network contracts with third-party payers. Any of the foregoing could adversely affect our revenue, cash flow, and financial condition, and reduce our growth prospects.
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
In the United States and markets in other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment or tests. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Our business depends on our ability to obtain or maintain adequate reimbursement from third-party payers. We expect third-party payers such as third-party commercial insurers to be our most significant source of payment in the near future. In particular, we believe that for our company to achieve commercial success, it will be necessary to gain acceptance from third-party payers for the PreTRM test, and to obtain positive coverage determinations and favorable reimbursement rates from third-party payers for our tests over time. In addition, we do not yet know whether and to what extent certain of our products, including those under development, will be covered or reimbursed. If we are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in-network status with, third-party payers for our existing or future tests or other products, our ability to generate revenues will be limited. For example, health care providers may be reluctant to order our tests or other products due to the potential of a substantial cost to the patient if coverage or reimbursement is unavailable or insufficient. Such coverage and reimbursement may depend upon a number of factors, including the determination that the test and its use or administration for a particular patient are:
•a covered benefit;
•safe, effective, and medically necessary;
•appropriate for the specific patient;
•supported by guidelines established by the relevant professional college;
•approved in any states where specific assay approval is necessary;
•cost-effective; and
•neither experimental nor investigational.
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
Obtaining coverage and reimbursement approval for a test from each third-party payer is a time-consuming and costly process that could require us to provide to each payer supporting scientific, clinical, patient insurance eligibility and benefits, and billing related information. We may not be able to provide data sufficient to satisfy third-party payers that the test should be covered and reimbursed. There is substantial uncertainty whether any particular payer will cover and reimburse the use of any test incorporating new technology. Even when a payer determines that a test is eligible for reimbursement, the payer may impose coverage limitations that preclude payment under certain circumstances or for certain patient populations. Moreover, eligibility for coverage does not imply that any test will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new tests, if applicable, may also not be sufficient to cover our costs and may not be made permanent. In some instances, payment may only be obtained by engaging in lengthy and costly appeals processes. Reimbursement rates may vary, for example, according to the use of the test and the clinical setting in which it is used, and may reflect budgetary constraints and/or imperfections in Medicare, Medicaid or other data used to calculate these rates.
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
Even if we are being reimbursed for our tests, third-party payers may unilaterally review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests. Both government health care programs and private insurers continue to increase their efforts to control the cost, utilization, and delivery of health care services by demanding price discounts or rebates and limiting coverage of, and amounts they will pay for, molecular tests. These measures have resulted in reduced payment rates and decreased utilization in the clinical laboratory industry. Because of these cost-containment measures, governmental and commercial insurers — including those that may reimburse our tests in the future — may reduce, suspend, revoke or discontinue payments or coverage at any time. Reduced reimbursement of our tests may harm our business, operating results, and financial condition.
Billing for clinical laboratory testing services is complex. We perform tests in advance of payment and without certainty as to the outcome of the billing process. In cases where we expect to receive a fixed fee per test due to our reimbursement arrangements, we may nevertheless encounter variable reimbursement, leading to disputes over pricing and billing. Each third-party payer typically has different billing requirements, and the billing requirements of many payers have become increasingly difficult to meet. Among the factors complicating our billing of third-party payers are:
•disparity in coverage among various payers;
•disparity in information and billing requirements among payers, including with respect to prior authorization requirements and procedures and establishing medical necessity; and
•incorrect or missing billing information, which is required to be provided by the ordering health care provider.
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
In December 2019, the Fifth Circuit Court of Appeals upheld the Texas District Court’s ruling that the individual mandate was unconstitutional and remanded the case back to the Texas District Court to determine whether the remaining provisions of the ACA were nonetheless valid. On March 2, 2020, the U.S. Supreme Court granted petitions for writs of certiorari to review this case and oral arguments occurred on November 10, 2020. In June 2021, the Supreme Court upheld the ACA, including the individual mandate, holding that the plaintiffs did not have standing to challenge the law. The ACA remains in place for now, but because it is unclear whether or how the law may change, and whether and to what extent clinical laboratory testing may be affected, especially given the new administration, we are uncertain how our business may be impacted.
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
The healthcare industry in which we operate is highly regulated, and failure to comply with applicable regulatory, supervisory, accreditation, registration or licensing requirements may adversely affect our business, operating results, and financial condition. The laws and regulations governing our research and marketing efforts are extremely complex and in many instances there are no clear regulatory or judicial interpretations of these laws and regulations, which increases the risk that we may be found to be in violation of these laws.
Furthermore, the industry is growing, and regulatory agencies such as HHS or the FDA may apply heightened scrutiny to new developments. While we have taken steps to ensure compliance with current regulatory frameworks in all material respects as historically enforced by the applicable regulatory agencies, given the highly complex and often unclear guidelines, there could be areas where we are unintentionally and unknowingly noncompliant. Any change in the federal or state laws or regulations relating to our business may require us to implement changes to our business or practices, and we may not be able to do so in a timely or cost-effective manner. Should we be found to be noncompliant with current or future regulatory requirements, we may be subject to sanctions that could include changes to our operations, adverse publicity, substantial financial penalties, and criminal proceedings, which may adversely affect our business, operating results, and financial condition by increasing our cost of compliance or limiting our ability to develop, market, and commercialize our products.
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

Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers.
Many of the sequencing instruments, reagents, kits, and other consumable products used to perform our testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale as analyte specific reagents, or ASRs, or for research use only, or RUO. ASRs are medical devices and must comply with FDA quality system requirements provisions and other device requirements, but most are exempt from premarket review by the FDA as an in vitro diagnostic product. Products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including the approval or clearance and other product quality requirements for medical devices. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug and Cosmetic Act, or the FD&C Act, and subject to FDA enforcement action. The FDA has said that when determining the intended use of a product labeled RUO, it will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with a supplier’s assessment that the supplier’s products are RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against the supplier, including requiring the supplier to cease offering the product while it seeks appropriate marketing authorization from FDA. Suppliers of ASRs and RUO products that we employ in our tests may cease selling their respective products, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.
If we fail to comply with federal and/or state laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.
We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations require clinical laboratories to obtain a certificate and mandate specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, and quality assurance. CLIA certification is also required in order for us to be eligible to bill many commercial insurers for our tests. To renew this certification, we are subject to survey and inspection every two years.
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

If a clinical laboratory is out of compliance with state laboratory licensure laws and regulations, the state authority may suspend, restrict or revoke the license to operate the clinical laboratory, assess substantial civil money penalties, or impose specific corrective action plans. If we were to lose a required state licensure, we would not be able to operate our clinical laboratory and conduct our tests, in full or in particular states, which would adversely impact our business, operating results, and financial condition. Any such actions could materially affect our business.
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
While we believe that we are currently in material compliance with applicable laws and regulations as historically enforced by the FDA with respect to LDTs, we cannot assure you that the FDA will agree with our determination. A determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations, and financial condition.
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

Most recently, HHS published a policy announcement in August 2020 stating that FDA must go through a notice-and-comment rulemaking process before requiring premarket review of LDTs as medical devices, rather than making such a change through guidance documents, compliance manuals, or other informal policy statements. Although the ultimate impact of HHS’s policy statement on the FDA’s plans for regulating LDTs and its current thinking relating to this category of diagnostic testing products is unclear, the August 2020 announcement appears to confirm that laboratories may commercialize LDTs for clinical use without submitting such tests for FDA premarket review and marketing authorization under the medical device regulatory framework. HHS’s policy statement does not affect proposed legislation for the regulation of LDTs, such as the VALID Act described above. It is also unclear whether the Biden Administration, which assumed control of the executive branch on January 20, 2021, will take the same position as the former administration or seek to revoke or revise the HHS policy announcement from August 2020. The August 2020 policy is still in place. In June 2021, bipartisan members of both the House and Senate reintroduced a revised version of the VALID Act following its initial introduction in March 2020 in the prior session of Congress. The general framework for the proposed new system for FDA's regulation of LDTs is generally the same as compared to the 2020 bill.
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
The Federal Trade Commission and/or state enforcement or regulatory agencies may object to the methods and materials we use to promote our tests and initiate enforcement against us, which could adversely affect our business and financial condition.
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
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements could adversely affect our business, results of operations, and financial condition.
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state and federal laws, requirements, and regulations governing the collection, use, disclosure, retention, and security of personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations or standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations, and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal or state laws or regulations, our internal policies and procedures or our contracts governing our use and disclosures of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance, and business.

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
Penalties for failure to comply with HIPAA and HITECH are substantial and could include corrective action plans, and/or the imposition of civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to enforce HIPAA on behalf of state residents. Courts can award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
Certain states have also adopted privacy and security laws and regulations, some of which may be more stringent than HIPAA and/or regulate information other than PHI. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. At the state level, for example, California recently enacted the California Consumer Privacy Act, or CCPA, an extremely comprehensive and stringent privacy law. The CCPA took effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. It creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. CCPA does not apply to information that is protected by HIPAA, but CCPA still applies to other types of personal information held by HIPAA covered entities, such as personnel or marketing information. The regulations issued under the CCPA have been modified several times, and there is still some uncertainty about how the law will be interpreted and enforced.
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

The regulatory framework governing the collection, storage, use, and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing practices. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our privacy policies, changing expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition, and results of operations.
Although we work to comply with applicable laws, regulations and standards, our contractual obligations, and other legal obligations, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, Contract Research Organizations, or CROs, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.
Security breaches, losses of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and reputation.
In the ordinary course of our business, we collect and store sensitive data, including PHI (such as patient medical records, including test results), and personally identifiable information. We also store business and financial information, intellectual property, research and development information, trade secrets, and other proprietary and business critical information, including that of our customers, payers and collaboration partners. We manage and maintain our data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store critical information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider and other service providers, may be vulnerable to attacks by hackers, viruses, disruptions and breaches due to employee error or malfeasance.
A security breach or privacy violation that leads to unauthorized access, disclosure or modification of, or prevents access to, patient information, including PHI, could implicate state and federal breach notification laws, subject us to fines and mandatory corrective action and require us to verify the correctness of, or to reconstruct, database contents. Such a breach or violation also could result in legal claims or proceedings brought by a private party or a governmental authority, liability under laws and regulations that protect the privacy of personal information, such as HIPAA, HITECH and laws and regulations of various U.S. states, as well as penalties imposed by the Payment Card Industry Security Standards Council for violations of the Payment Card Industry Data Security Standards. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, we may suffer loss of reputation, financial loss, and civil or criminal fines or other penalties. In addition, these breaches and other forms of inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
Unauthorized access, loss or dissemination of information could disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, educate patients and health care providers about our service, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. Any breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

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
We operate in one of the most highly regulated industries in the United States. Our business activities are, or may in the future be, subject to comprehensive compliance obligations under state and federal law, including:
•CLIA’s and CAP’s regulation of our laboratory activities.
•The federal Anti-Kickback Statute, or the AKS, which generally prohibits, among other things knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, in return for or to induce a person to refer an individual for any good, facility, item, or service reimbursable by a covered payer. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA or federal civil money penalties.
•The Stark Law, also known as the physician self-referral law, generally prohibits physicians from making referrals for certain services if the physician or an immediate family member has a prohibited financial relationship with the entity providing the services at issue. State enforcement agencies may assert that a claim including items or services resulting from a violation of the state physician self-referral law constitutes a false or fraudulent claim for purposes of any state false claims statute. If we submit claims to Medicare or Medicaid in the future, our business activities will also be subject to the federal Stark Law.
•The federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government (sometimes referred to as a “reverse” false claim). The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery.
•HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security, and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there are additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
•The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which is an all-payer anti-kickback law that criminalizes the offer, payment, solicitation or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory, unless an exception applies. Most of the safe harbors applicable under the AKS are not reiterated under EKRA, thereby potentially expanding the universe of arrangements that could be subject to enforcement. A violation of EKRA is punishable by imprisonment and fines.
•The federal health care fraud statute, which imposes criminal liability for executing or attempting to execute a scheme to defraud any health care benefit program and willfully embezzling or stealing from a health care benefit program (which include private insurers). Violations of this statute are punishable by imprisonment and fines, among other penalties.
•State data privacy and security laws, which may be more stringent than HIPAA. For example, the CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CCPA is expected to increase data breach litigation and may increase our compliance costs and potential liability. Many similar laws have been proposed at the federal level and in other states; in the event that we are subject to or affected by any such privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
•Federal, state, and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste, and biohazardous waste and workplace safety for health care employees.
•Laws and regulations relating to health and safety, labor and employment, public reporting, taxation, and other areas applicable to businesses generally, all of which are subject to change, including, for example, the significant changes to the taxation of business entities were enacted in December 2017.
•Additionally, we are subject to state equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer. Many U.S. states have adopted laws similar to the AKS and FCA, which may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements, and claims involving health care items or services reimbursed by non-governmental payers, including private insurers. In addition, some states have passed laws that prohibit fee-splitting state fraud and abuse laws, such as fee-splitting restrictions, insurance fraud laws, anti-markup laws, prohibitions on waiving coinsurance, copayments, deductibles and other amounts owed by patients, and prohibitions on the provision of tests at no or discounted cost to induce physician or patient adoption. Some states also prohibit certain health care practices, such as billing physicians for tests that they order and business corporations practicing medicine or employing or engaging physicians to practice medicine. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
Companies in our industry occasionally receive investigative demands, subpoenas, or other requests for information from state and federal governmental agencies. We cannot predict the occurrence, timing, outcome or impact of any such investigations. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, administrative remedies and/or entry into corporate integrity agreements with governmental agencies, among other penalties. In addition, resolution of any of these matters could involve the imposition of additional costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material and adverse effect on our business, operating results, and financial condition.
Risks Related to Intellectual Property
Any failure to obtain, maintain, and enforce our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend, in part, on our ability to obtain, maintain, and enforce patents, trade secrets, trademarks, and other intellectual property rights and to operate without having third parties infringe, misappropriate, or circumvent the rights that we own or license. If we are unable to obtain, maintain, and enforce intellectual property protection covering our current and future tests or technology, others may be able to make, use or sell tests or technology that are substantially the same as ours without incurring the sizeable development costs that we have incurred, which would adversely affect our ability to compete in the market. Our ability to stop third parties from making, using, selling, offering to sell or importing our tests or technology is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. However, the patent positions of diagnostic companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. The U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit have in recent years issued a number of decisions relating to the patent-eligibility of diagnostic method claims. We cannot predict what impact these decisions may have on our ability to obtain or enforce patents relating to diagnostic methods in the future. We believe that no consistent policy regarding the scope of valid patent claims in these fields has emerged to date in the United States. The patent situation in the diagnostics industry outside the United States also is uncertain at least in a number of countries. Moreover, U.S. patent laws frequently change, including changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office, or USPTO, frequently issues new procedures to the patent system. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law. Those changes may materially affect our patents or our ability to obtain patents. Therefore, there can be no assurance that any current or future patent applications will result in the issuance of patents or that we will develop additional proprietary tests or technology which are patentable. Moreover, patents or pending applications that may issue in the future may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:
•we may fail to seek patent protection for inventions that are important to our success;
•any current or future patent applications may not result in issued patents;
•we cannot be certain that we were the first to file patent applications for the inventions covered by pending patent applications and, if we are not, we may be subject to priority or derivation disputes;
•we may be required to disclaim part or all of the term of certain patents or part or all of the term of certain patent applications;
•we may file patent applications but have claims restricted or we may not be able to supply sufficient data to support our claims and, as a result, may not obtain the original claims desired or we may receive restricted claims. Alternatively, it is possible that we may not receive any patent protection from an application;
•we could inadvertently abandon a patent or patent application, resulting in the loss of protection of certain intellectual property rights in a particular country. We or our patent counsel may take action resulting in a patent or patent application becoming abandoned which may not be able to be reinstated or if reinstated, may suffer patent term adjustments;
•the claims of our issued patents or patent applications when issued may not cover our tests or technology;
•no assurance can be given that our patents would be declared by a court to be valid and enforceable or that a competitor’s test or technology would be found by a court to infringe our patents. Our patents or patent applications may be challenged by third parties in patent litigation or in proceedings before the USPTO or its foreign counterparts, and may ultimately be declared invalid or unenforceable, or narrowed in scope;
•there may be prior art of which we are not aware that may affect the validity of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to do so;
•third parties may develop tests or technology that have the same or similar effect as our tests and technology without infringing our patents. Such third parties may also intentionally circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts;
•there may be patents relevant to our tests or technology of which we are not aware;
•certain of our intellectual property was partly supported by a U.S. government grant awarded by the National Institutes of Health, and the government accordingly has certain rights in this intellectual property, including a non-exclusive, non-transferable, irrevocable worldwide license to use applicable inventions for any governmental purpose. Such rights also include “march-in” rights, which refer to the right of the U.S. government to require us to grant a license to the technology to a responsible applicant if we fail to achieve practical application of the technology or if action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry;
•our patent counsel, lawyers or advisors may have given us, or may in the future give us incorrect advice or counsel;

•the patent and patent enforcement laws of some foreign jurisdictions may not protect intellectual property rights to the same extent as laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed, and we may not pursue or obtain patent protection in all major markets; and
•we may not develop additional tests or technology that are patentable.
Any of these factors could hurt our ability to gain patent protection for our tests and technology.
Issued patents covering our tests and technology could be found invalid or unenforceable, if challenged.
Our patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, if we initiate legal proceedings against a third party to enforce a patent covering our tests or technology, the defendant could counterclaim that such patent covering our tests or technology, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our tests or technology. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensor, our or its patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our tests and technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property or develop or commercialize current or future tests and technology.
We may not be aware of all third-party intellectual property rights potentially relating to our tests or technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO, or other similar proceedings in non-U.S. jurisdictions, that could result in substantial cost to us and the loss of valuable patent protection. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, regardless of the merit of such proceedings and regardless of whether we are successful, we could experience significant costs and our management may be distracted. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
Our patent rights may be affected by developments or uncertainty in the patent statute, patent case law or USPTO rules and regulations. For example, the patent position of companies engaged in the development and commercialization of diagnostic tests are particularly uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For instance, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. These changes include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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

We cannot assure you that our patent portfolio will not be negatively impacted by the current uncertain state of the law, new court rulings or changes in guidance or procedures issued by the USPTO or other similar patent offices around the world. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability, scope and validity of patents within the life sciences technology and any such changes, or any similar adverse changes in the patent laws of other jurisdictions, could have a negative impact on our business, financial condition, prospects, and results of operations.
We may be subject to claims challenging the inventorship of our patents and other intellectual property.
We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our tests and technology. In addition, counterparties to our consulting, sponsored research, software development and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. In particular, certain software development agreements pursuant to which certain third parties have developed parts of our proprietary software may not include provisions that expressly assign to us ownership of all intellectual property developed for us by such third parties. As such, we may not have the right to use all such developed intellectual property under such agreements, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain such licenses and such licenses are necessary for the development, manufacture, and commercialization of our tests and technology, we may need to cease the development, manufacture, and commercialization of our tests and technology. Litigation may be necessary to defend against these and other claims challenging inventorship of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our business, including our software, workflows, consumables, and reagent kits. In such an event, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of our tests and technology. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain customers or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We rely on trade secret protection to protect our interests in proprietary know-how and in processes for which patents are difficult to obtain or enforce, including the proprietary algorithm that we use for our tests and technology, including the PreTRM test. We may not be able to protect our trade secrets adequately. We have a policy of requiring our consultants, advisors, and collaborators to enter into confidentiality agreements and our employees to enter into invention, non-disclosure, and non-compete agreements. However, no assurance can be given that we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. There is also no assurance that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information. Furthermore, we cannot provide assurance that any of our employees, consultants, contract personnel or collaborators, either accidentally or through willful misconduct, will not cause serious damage to our programs and our strategy, for example by disclosing important trade secrets, know-how or proprietary information to our competitors.

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
Risks Related to Our Class A Common Stock
The price of our Class A common stock may be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:
•our ability to successfully meet our obligations under our commercial agreement with Anthem and obtain broader market adoption of our PreTRM test;
•actual or anticipated variations in our and our competitors’ results of operations, as well as how those results compare to analyst and investor expectations;
•our failure to successfully commercialize our product candidates;
•announcements by us or our competitors of new products, significant acquisitions, other strategic transactions, including strategic and commercial partnerships and relationships, joint ventures, divestitures, collaborations or capital commitments;
•changes in reimbursement practices by current or potential payers;
•failure of analysts to initiate or maintain coverage of our company, issuance of new securities analysts’ reports or changed recommendations for our Class A common stock;
•forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections;
•actual or anticipated changes in regulatory oversight of our products;
•development of disputes concerning our intellectual property or other proprietary rights;
•commencement of, or our involvement in, litigation;
•announcement or expectation of additional debt or equity financing efforts;
•any major change in our management;
•our inability to establish collaborations, if needed;
•additions or departures of key scientific or management personnel;
•our ability to effectively manage our growth;
•overall performance of the equity markets;
•sales of our common stock by us, our directors and officers, or our other stockholders in the future;
•trading volume of our Class A common stock;
•changes in accounting practices;
•ineffectiveness of our internal controls;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.

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
Based on shares outstanding as of September 30, 2021, our executive officers, directors and our stockholders holding 5% or more of our common stock and their affiliates beneficially hold shares representing a majority of our outstanding Class A common stock. These stockholders, acting together, would be able to significantly influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may adversely affect the market price of our Class A common stock by:
•delaying, deferring or preventing a change in control;
•entrenching our management and the board of directors;
•impeding a merger, consolidation, takeover or other business combination involving us that other stockholders may desire; and/or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
The dual class structure of our common stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.
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

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
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
Substantial amounts of our outstanding shares of Class A common stock may be sold into the market when lock-up or market standoff periods end, which could cause the price of our Class A common stock to decline.
Substantially all of our pre-IPO stockholders are subject to lock-up agreements with the underwriters of our IPO that restrict their ability to transfer shares of our Class A common stock and Class B common stock or securities convertible into or exercisable or exchangeable for shares of our Class A common stock or Class B common stock. These restrictions are due to expire January 10, 2022, resulting in these shares becoming eligible for public sale on January 11, 2022, if they are registered under the Securities Act of 1933, as amended, or the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up lapses, the trading price of our Class A common stock could decline. The lock-up agreements limit the number of shares of common stock that may be sold immediately following the IPO. As of November 5, 2021, we have outstanding a total of 29,293,831 shares of Class A common stock and 1,405,259 shares of Class B common stock. Subject to certain limitations, approximately 25,946,258 shares of Class A common stock, including 1,405,259 shares Class B common stock upon conversion to 1,405,259 Class A common stock, which are currently subject to a lock-up agreement, will become eligible for sale upon expiration of the lock-up period. Sales of stock by these stockholders could have a material adverse effect on the trading price of our Class A common stock.

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
We have registered on Form S-8 all shares of common stock that are issuable under our existing equity compensation plans, including the 2011 Employee, Director and Consultant Equity Incentive Plan, as amended, or the 2011 Plan, the 2021 Equity Incentive Plan, or the 2021 Plan, and the 2021 Employee Stock Purchase Plan, or the 2021 ESPP, as well as the shares of common stock underlying option awards outstanding under the 2011 Plan. Additionally, the number of shares of our Class A common stock reserved for issuance under our 2021 Equity Plan will automatically increase on January 1 of each year, beginning on January 1, 2022, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Furthermore, the number of shares of our Class A common stock reserved for issuance under our 2021 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2022, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.
Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change in control which could limit the market price of our Class A common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•the authority of the board of directors to issue convertible preferred stock on terms determined by the board of directors without stockholder approval and which convertible preferred stock may include rights superior to the rights of the holders of common stock.
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
Our amended and restated certificate of incorporation designates certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers and employees, to us or our stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our bylaws (in each case, as they may be amended from time to time), (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or bylaws, (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware, or (vi) any action asserting a claim against us or any of our directors, officers or employees that is governed by the internal affairs doctrine; provided, however, that this exclusive forum provision will not apply to any causes of action arising under the Exchange Act. Our amended and restated certificate of incorporation will further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Utah will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We have chosen the United States District Court for the District of Utah as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Salt Lake City, Utah. In addition, our amended and restated certificate of incorporation will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our Class A common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our amended and restated certificate of incorporation may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the State of Utah, as applicable. Additionally, the forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers, and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware or the United States District Court for the District of Utah may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and even if we are successful in remediating our material weakness, any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
We expect to continue incurring significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.
As a public company, we expect to continue incurring significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act concerning areas such as “say on pay” and proxy access. EGCs are permitted to implement many of these requirements over a longer period, which may be up to five years from the pricing of our IPO. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)    Sales of Unregistered Securities
Preferred Stock and Warrant Issuances
During the nine months ended September 30, 2021, we issued an aggregate of 8,054,138 shares of Series E convertible preferred stock for $12.46 per share to new and existing investors in exchange for $100.1 million, net of issuance costs. In conjunction with this financing, we also issued a warrant to purchase 722,223 shares of our Class A common stock at an exercise price of $20.77 per share. No underwriters were used in the foregoing transactions, and no discounts or commissions were paid. All sales of securities described above were exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act, relating to transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.
Stock Option Grants and Exercises
For the nine months ended September 30, 2021, we issued 304,330 shares of our Class A common stock to our employees, directors, advisors and consultants upon the exercise of stock options outstanding under our 2011 Plan for aggregate consideration of $0.3 million. The shares of Class A common stock issued upon exercise of the stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors, and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.
For the nine months ended September 30, 2021, we granted to employees, directors, advisors, and consultants, options to purchase an aggregate of 1,885,456 shares of our Class A common stock at a weighted-average exercise price of $6.72 per share in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.
(b)    Use of Proceeds from Public Offering of Class A Common Stock
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

10.1+	Employment Agreement by and between the Registrant and Paul Kearney, dated October 1, 2021.
10.2+	Non-Employee Director Compensation Policy.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
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
__________________________________
*    The Certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Sera Prognostics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
+    Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERA PROGNOSTICS, INC.

Date: November 9, 2021	/s/ Gregory C. Critchfield, M.D., M.S.
Gregory C. Critchfield, M.D., M.S.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	/s/ Jay Moyes
Jay Moyes
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)