Form 10-K
period 2021-12-31
SERA PROGNOSTICS, INC.
filed 2022-03-29
CIK 1534969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public market for the registrant's common stock. The registrant's Class A Common Stock began trading on the Nasdaq Global Market on July 15, 2021. As of March 25, 2022, the registrant had 29,492,334 and 1,405,259 shares of Class A and B common stock, $0.0001 par value per share, outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to its 2022 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

“Sera,” “PreTRM,” “The Pregnancy Company” and our logo are our trademarks. All other service marks, trademarks, and trade names appearing in this annual report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, trademarks and tradenames referred to in this annual report on Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames. Unless the context otherwise requires, we use the terms “Sera,” “Company,” “we,” “us” and “our” in this report to refer to Sera Prognostics, Inc.

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

PART I
Item 1. Business
Overview
We are a women’s health company utilizing our proprietary proteomics and bioinformatics platform to discover, develop, and commercialize clinically meaningful and economically impactful biomarker tests, with an initial focus on improving pregnancy outcomes. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing and economic analysis enables us to provide physicians and patients with actionable data and information designed to result in better maternal and neonatal health at lower cost. Our vision is to deliver pivotal and actionable information to pregnant women, their physicians, and health care payers to significantly improve maternal and neonatal health and to dramatically reduce health care costs. We have built an advanced, proprietary, and scalable proteomics and bioinformatics platform to characterize the biology of pregnancy and to discover and validate key protein biomarkers found in blood that are highly accurate predictors of dynamic changes that occur during pregnancy. By incorporating our proprietary technology platform into our rigorous data-driven development process, we have created a differentiated approach for effectively addressing major conditions of pregnancy. We envision that our comprehensive approach will enable us to fully characterize one of the most important periods in the lives of women and children, and will help to improve their well-being. Our goal is to develop and commercialize tests that inform important decisions during all pregnancies. We also believe that the work we perform in pregnancy can ultimately be leveraged more broadly to address other areas in medicine and health care.
Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during week 19 or 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes conducting clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients. Anthem, Inc., or Anthem, whose health plans cover more than 10% of U.S. pregnancies annually, will make our PreTRM test available to eligible pregnant members as part of a multi-year contract. Anthem is the nation’s second largest health insurer with greater than 43 million members nationwide. Through this collaboration, a significant number of physicians and patients in the U.S. gain access to early and accurate predictions of preterm birth to enable more informed decision-making during pregnancy. Sera believes that its commercial collaboration with Anthem further validates the clinical and economic value of its PreTRM test and significantly de-risks initial commercialization. Sera further expects this provides a pathway for broader market adoption through subsequent coverage decisions by major payers. We are actively discovering and developing several additional biomarker tests to predict other major conditions of pregnancy, such as preeclampsia, and gestational diabetes, among others, that have the potential to offer significant health benefits to women and their babies.
There are approximately 140 million births globally each year. Of these, it is estimated that as many as 25% are affected by various complications, including: preterm birth, preeclampsia, fetal growth restriction, stillbirth, hypertension of pregnancy, gestational diabetes, and others. In the United States, there are approximately 3.6 million births annually, and over 10% of those pregnancies result in preterm births with profound short- and long-term health consequences to the mother and baby. These health consequences are estimated to lead to associated costs of approximately $25 billion annually in the United States. Traditional methods to detect prematurity risk in time for proactive management have been limited and fail to identify the vast majority of women who will deliver prematurely. We believe our actionable blood-based biomarker test for prematurity risk can enable patients, physicians, and payers to more proactively manage and mitigate the complications and associated costs of prematurity. Given that pregnancy is the launch point for the future health of babies and a key determinant in the future health of mothers and babies, we believe this area is ripe for innovation and better tools to improve patient outcomes.
Our Proprietary Technology Platform
The complexities of the biological processes occurring during pregnancy have been a major obstacle in developing effective tests for pregnancy-related conditions. We are working to overcome this obstacle through our development of a proprietary technology platform consisting of biobanks, advanced mass spectrometry and other proteomic analytic methods and bioinformatics, which enables superior characterization of the biology of pregnancy and more accurate prediction of pregnancy outcomes.

An analysis of protein pathways and expression at various points during pregnancy reveals the constantly evolving and dynamic changes affecting both the mother and the fetus. Earlier detection of changes in protein expression indicating the emergence of adverse pregnancy outcomes can enable proactive management of those conditions. A fundamental component of our platform is our proprietary and continually growing biobank consisting of comprehensive, clinically and demographically annotated blood specimens collected from more than 10,500 pregnant U.S. women, representing broad demographic and geographic diversity inherent in the U.S. population. This differentiated resource enables us to develop and broadly validate our predictors. Further biobank diversity is also provided through our scientific collaborations with leading maternal fetal medicine experts around the globe, enabling us to analyze specimens collected from patients in the United States, Europe, Asia and Africa. In strict adherence to the authoritative National Academy of Medicine, or NAM, guidelines, we apply our innovative mass-spectrometry and other proteomic analytical methods and our protein information network knowledge to probe biobank specimens for meaningful protein expression changes. We then subject the data to detailed bioinformatics analysis and use advanced tools, such as machine learning and artificial intelligence, to find relationships between various proteins and to discover important predictors.
Our Discovery, Development, and Commercialization Approach
Our product discovery and development approach is based on rigorous science- and health-based economic analyses as we discover, develop and commercialize biomarker tests designed to transform pregnancy-related care for patients, doctors and payers. We have initially applied our platform and capabilities to address the problem of preterm birth, given its profound health and economic impacts worldwide. In the future, we may use this technology to develop products for a number of health conditions other than premature births.
We use the following multifaceted approach in our research, development and commercialization efforts:
•Significant Unmet Need: We select specific conditions of pregnancy that are clinically meaningful and economically important and with significant unmet needs that lack effective solutions.
•Proteomic and Bioinformatics Platform: We utilize our platform to understand the biology underlying selected pregnancy-related conditions in order to discover, verify and broadly validate high-performing predictive biomarker tests.
•Demonstrate Health and Economic Impact of Our Test and Treat Strategy: We believe a critical element of our success will be to demonstrate the beneficial health and economic impacts of using the information provided by our biomarker tests.
•Payer-Centric Reimbursement Coverage: We have adopted what we believe is an innovative payer-centric approach for early commercialization of our biomarker tests, by seeking to leverage the health and economic benefits conferred by our biomarker approach to gain early reimbursement coverage from major health insurance payers.
•Broader Market Adoption: We are capitalizing on our innovative payer-centric reimbursement strategy to facilitate obtaining widespread commercial coverage of our biomarker tests from other health care payers.
Our Pipeline
We are developing a robust pipeline of novel blood-based biomarker tests for a number of major pregnancy related conditions beyond preterm birth by leveraging the biological insights provided by our proprietary technology platform. Our product candidates are designed to accurately predict and enable better management of a range of serious pregnancy-related conditions. We believe these product candidates, if successfully developed, have the potential to address significant unmet needs by providing more accurate detection of these pregnancy-related conditions and providing patients and physicians with earlier opportunities for interventional treatment. We retain worldwide development and commercialization rights to all of our product candidates.

Our biomarker pregnancy pipeline consists of the following:
The PreTRM Test — Our Solution for Preterm Birth
Our first product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of spontaneous preterm birth. Preterm birth, which occurs in approximately 15 million deliveries annually around the world, is defined as any birth before 37 weeks’ gestation and is a leading cause of illness and death in newborns. The 2021 March of Dimes Report Card shows that of the approximately 3.6 million babies born annually in the United States, more than one in 10 is born prematurely. Preterm births result in approximately $25 billion in economic costs in the United States per year, largely as a result of profound short- and long-term health consequences to the mother and baby. Major long-term medical complications associated with preterm birth include learning disabilities, cerebral palsy, chronic respiratory illness, intellectual disability, seizures, vision and hearing loss. These complications can generate significant costs throughout the lives of affected children.
The PreTRM test is a non-invasive blood test given to a pregnant woman during week 19 or 20 of gestation. The PreTRM test provides an accurate prediction of the expectant mother’s individualized risk, expressed as a percentage, of delivering spontaneously before 37 weeks’ gestation, as well as her relative risk compared to the average population risk. The great majority of single fetus, or singleton, preterm births are spontaneous, where the mother goes into labor and delivers without any apparent known pathology.
The protein biomarkers of preterm birth utilized in our PreTRM test have been extensively validated in multiple maternal fetal medicine centers located in the United States, Europe, Asia and Africa. In addition, we continue to build on our existing data to further demonstrate the clinical and economic benefits of intervening based on PreTRM test results. We believe our comprehensive approach to build evidence for our PreTRM test addresses key elements payers require in order to reimburse testing, including:
•analytical validation of the testing platform, or measurement validity;
•clinical validation, or test validity;
•clinical utility of using validated predictions, or positive health benefit; and
•economic utility, or cost effectiveness and health care savings.
Underscoring the benefits of the PreTRM test and treat strategy, the clinical and economic utility of the PreTRM test administered mid-pregnancy has been published by respected independent health economists in a leading maternal fetal medicine journal.
The strength of the data from our studies of the PreTRM test has enabled us to pursue an innovative and accelerated approach to commercialization. We have secured payment for the PreTRM test through a major strategic payer, Anthem, representing an important step in achieving initial payer recognition of our rigorous approach to prematurity, which we believe will help the PreTRM test obtain broader insurance coverage adoption. We believe that this collaboration significantly de-risks initial commercialization of the PreTRM test, as it provides payment from a major payer representing more than 10% of U.S. pregnancies annually and provides a pathway for broader market adoption through subsequent coverage decisions by other major payers. The collaboration also enables us to generate more data to demonstrate the value of the PreTRM test and treat approach across diverse patient populations within Anthem’s insurance plans. In November 2020, we were awarded a unique CPT®PLA code by the AMA Editorial Board, specifically for the PreTRM test, which we believe will also help drive payment and coverage decisions for PreTRM testing. Following the implementation of this unique PLA code in April 2021, the code was priced by the Centers for Medicare & Medicaid Services, or CMS, at $750.
Our Team
Our team brings extensive experience and expertise in building and running highly profitable molecular diagnostics companies. We are led by Gregory C. Critchfield, M.D., M.S., our Chairman, President and Chief Executive Officer, who previously served as President of Myriad Genetic Laboratories; Thomas Garite, M.D., our Vice President, Clinical Sciences, a past president of the Society for Maternal Fetal Medicine; Jay Boniface, Ph.D., our Chief Scientific Officer; and Nadia Altomare, our Chief Commercial Officer, all of whom have extensive leadership experience in the pharmaceutical, device and diagnostic companies. Jay Moyes, our Chief Financial Officer, or CFO, served as CFO with Myriad Genetics and has extensive experience in public and private financings, licensing transactions and acquisitions. We are supported by an experienced board of directors and clinical and scientific advisors that are leaders in the fields of maternal fetal medicine, bioinformatics, clinical trials and science based businesses.
Our Strengths
We attribute our success and future growth prospects to the following:
•Our differentiated approach to understanding and addressing major conditions of pregnancy. We take a focused and data-driven approach based on rigorous science to understand the biology of pregnancy and the health and economic impacts of major pregnancy conditions. Our approach involves conducting controlled trials and health economic analyses to demonstrate the beneficial health and economic impacts of using the information provided by our biomarker tests. We also work with leading health economists and organizations to build rigorous models that describe how the application of our tests impacts both health and economic outcomes. Leveraging the demonstrated short- and long-term health and economic benefits of our biomarker approach, we aim to gain early reimbursement coverage from major health insurance payers by working with them to demonstrate the benefits of using our biomarker tests based upon analysis of claims data in their own plans. We intend to capitalize on our innovative payer-centric reimbursement strategy to facilitate obtaining widespread commercial coverage of our biomarker tests from other health care payers.
•Our proprietary and scalable proteomics and bioinformatics platform technology creates clinically meaningful and economically impactful predictions for pregnancy. We believe our proprietary proteomic and bioinformatics technology platform has the potential to enable critical advances in the management of pregnancy and its outcomes. Our platform consists of biobanks, advanced mass spectrometry and other proteomic analytic methods and bioinformatics, which enables superior characterization of the biology of pregnancy and accurate prediction of pregnancy outcomes. We believe this platform has the potential to address significant unmet medical needs in the large, underserved market for the prediction of outcomes associated with pregnancy.
•The PreTRM Test is the only broadly validated, commercially available blood test proven to predict the risk of an individual woman to deliver prematurely. The predictive performance of the PreTRM biomarkers has been extensively validated in diverse populations and geographies and enables earlier proactive care addressing higher preterm birth risk that occurs among the 3.6 million annual singleton pregnancies in the United States. We believe that based on our growing body of evidence regarding the clinical and economic benefits of the PreTRM test and our innovative collaboration with Anthem, as greater payer and physician adoption occurs throughout the United States, the PreTRM test has the potential to become an important standard of care for preterm birth.
•Innovative and strategic partnership with Anthem. We have secured early payment for the PreTRM test through our strategic collaboration with Anthem, which represents an important step in achieving initial payer recognition of our rigorous approach to prematurity and which we believe will help foster broader insurance coverage adoption. We launched this commercialization process in the first half of 2021, and we envision substantial penetration of our testing into Anthem’s network over the next few years. We believe this collaboration significantly de-risks initial commercialization of our PreTRM test, as it demonstrates payment from a major payer representing more than 10% of U.S. pregnancies annually and provides a pathway for broader market adoption through subsequent coverage decisions by major payers.
•Broad pipeline covering additional significant conditions of pregnancy. We are also developing a novel pipeline of blood-based biomarker tests for a number of major pregnancy-related conditions beyond preterm birth by leveraging the biological insights provided by our proprietary technology platform. We believe these product candidates, if successfully developed, have the potential to address significant unmet needs by providing more accurate detection of these pregnancy-related conditions and affording patients and physicians earlier opportunities for interventional treatment. We retain worldwide development and commercialization rights to all of our product candidates.
•Deeply experienced team in biotechnology and molecular diagnostics test development and commercialization. Our executive team has decades of experience in building and commercializing molecular diagnostics tests. We have worked to build a first-class scientific organization capable of harnessing and translating our platform technologies into innovative predictive solutions as we strive to deliver pivotal and actionable information to pregnant women, their physicians and payers to improve the health of patients as well as the economics of health care delivery. Our experienced discovery and development team performs rigorous bioinformatics analyses and strictly adheres to the authoritative NAM guidelines on how to reliably develop and validate omics predictions made on complex biological data sets. Adhering to these guidelines, in the case of predicting preterm birth, we have been able to document generalizable biomarker predictive performance across independent cohorts of patients from the United States, Europe, Asia and Africa. Reflective of the scientific rigor of our efforts, our scientists have published best practice recommendations for the analysis of preterm delivery data. We believe this will improve the quality of statistical analysis of research data related to proteomic test development, enabling the broad community of statisticians, researchers, clinicians and regulators to better validate predictions prior to their clinical use.
Our Strategy
Our vision is to deliver pivotal and actionable information to pregnant women, their physicians and health care payers to significantly improve maternal and neonatal health and to dramatically reduce health care costs. Our goal as The Pregnancy Company is to discover, develop and commercialize clinically meaningful and economically impactful biomarker tests designed to improve pregnancy outcomes. We believe it is critical to innovate products that will be viewed as cost-effective by payers in order to receive reimbursement for our tests. We aim to accomplish our vision by implementing the following strategies:
•Accelerate the commercialization of the PreTRM test through our innovative strategic partnership with Anthem. Through our collaboration with Anthem, the second largest health benefits company in the United States with plans covering more than 10% of U.S. pregnancies annually, we intend to accelerate commercialization of the PreTRM test and generate revenue for our test in Anthem’s network. We believe that sizable early penetration of the market will lay a foundation for future expansion of our PreTRM test to other insurance plans. We believe that through this partnership, a significant number of physicians and patients in the U.S. will have access to early and accurate predictions of preterm birth to enable more informed decision-making during pregnancy. We launched this commercialization process in the first half of 2021, and we envision substantial penetration of our testing into Anthem’s network over the next few years.
•Expand coverage of the PreTRM test to additional payers to maximize the commercial opportunity. We believe that the Anthem collaboration significantly de-risks early PreTRM test commercialization by demonstrating the clinical and economic benefits of the PreTRM test and will help incentivize broader market adoption the PreTRM test as we approach other payers. We believe that growing coverage of the PreTRM test will drive physicians to more broadly offer the testing to their patients, thereby significantly expanding the number of U.S. pregnancies benefiting from our technology. We also believe that, based on our growing body of evidence regarding the clinical and economic benefits of the PreTRM test, our innovative collaboration with Anthem and the resulting anticipated greater payer and physician adoption throughout the United States, the PreTRM test has the potential to create a new standard of care in pregnancies.

•Apply our platform capabilities to broaden our pipeline and develop novel and high-performing biomarker tests for pregnancy-related conditions and potentially other health conditions. Our proprietary technology platform is designed to provide deep characterization of the biology of pregnancy, which we are using to develop additional accurate predictors of pregnancy outcomes, such as preeclampsia, gestational diabetes, and other conditions. We plan to leverage the strength of our technology platform and expertise to discover and develop novel and high-performing protein biomarker tests that will provide women and their physicians more timely and actionable information for pivotal decisions, which will lead to improved maternal and newborn health. In the future, we aspire to expand our product offerings by deeply characterizing the biology of the pregnancy journey. Longer-term, we intend to explore the use of our platform to develop tests for medical conditions outside of pregnancy.
•Continually enhance the value and capabilities of our proprietary technology platform through ongoing expansion and integration of our biobank and our proteomics and bioinformatics databases. We believe that the breadth and depth of our databases, our unique proteomic analytical techniques and our bioinformatics approaches all position us to be the leader in providing important pregnancy information to patients and doctors. The continued expansion of our proprietary biobank, together with our innovative mass spectrometry, proteomic analytical methods and bioinformatics analyses, is designed to enable us to discover and broadly validate meaningful protein expression changes during pregnancy. We intend to further expand our product engine capabilities to enhance the reach and productivity of our approach to developing biomarker tests and services for pregnancy-related conditions.
•Rapidly build a dedicated women’s health commercial infrastructure. Based on our commercial collaboration with Anthem, we are initially building our dedicated specialty OB-GYN commercial sales force to sell and support the PreTRM test in key regions in the United States where Anthem has a significant number of members. Upon further market adoption of the PreTRM test by other payers and the expansion of our pipeline, we expect to expand our dedicated sales force into additional regions in the United States to cover the entire U.S. OB-GYN sales channel.
•Evaluate strategic partnerships to maximize the value of our product offerings. We may strategically enter into collaborations or other partnerships to maximize the commercial potential of the PreTRM test and our product candidates within or outside of the United States. We may explore strategic alliances or collaboration to accelerate the discovery, development, validation and commercialization of our product candidates.
The Biology of Pregnancy
Pregnancy is a highly complex, dynamic process that leads to the formation of a human being. From its beginning, genes, proteins and metabolites are expressed in a coordinated fashion to enable the placenta, the uterus and the mother to support the development of a child during pregnancy. This duration of a term pregnancy is usually between 37 and 42 weeks.
At the inception of pregnancy, the placenta begins its development as a critical organ necessary for a healthy pregnancy for both the baby and the mother. The placenta initially forms and evolves during pregnancy to become a large, highly active metabolic organ conducting numerous vital biological functions through the time of delivery. The placenta is the means of communication between the mother and the fetus. Life-enabling exchanges of oxygen, nutrients and protective antibodies as well as elimination of wastes are effected by the placenta.
Proteins and protein expression are critical molecular elements in driving and carrying out key processes that take place during pregnancy in both the mother and the fetus. Protein expression can, in some cases, become disordered, leading to adverse pregnancy outcomes, such as preterm birth, preeclampsia, gestational diabetes, stillbirth and other conditions. There are approximately 140 million births globally each year. It is estimated that as many as 25% of pregnancies may have complications affecting the mother and/or the baby.
Maternal blood is a window through which maternal, fetal and placental communication can be deciphered. Subtle abnormalities in protein expression in the mother’s blood may provide insights into complications earlier in pregnancy that can be utilized to benefit the mother and the baby. These changes, if appropriately detected and understood, have the potential to predict that the mother and/or baby are trending toward adverse conditions in pregnancy, which can be serious and costly. Timely detection of these subtle changes can enable the application of specific interventions to address the emergence of such complications and thereby improve the health of mothers and babies.

To date, a deeper understanding of the abnormalities of protein expression has been limited by the lack of understanding of the molecular events of the biology of pregnancy. The development of meaningful predictions in pregnancy requires improved methods to better understand such biology.
Building clinically meaningful and economically impactful predictions for pregnancy requires a significant commitment of resources, the proper selection and application of state-of-the-art laboratory technologies, access to well-annotated biologic specimens and advanced bioinformatics capabilities.
Proprietary Technology Platform
We believe our proprietary proteomic and bioinformatics technology platform has the potential to enable critical advances in the management of pregnancy and its outcomes. Our platform consists of biobanks, advanced mass spectrometry and other proteomic analytic methods and bioinformatics, which enables superior characterization of the biology of pregnancy and accurate prediction of pregnancy outcomes. Our platform, built on differentiated tools and capabilities, provides pregnant mothers and their doctors more clinically meaningful and economically impactful predictions of adverse pregnancy outcomes to enable more timely intervention and improve the well-being of both mother and baby.
Our Proprietary Technology Platform

Expanding proprietary library of annotated blood samples and data from >10,500 pregnant women
Specimen diversity through collaborations with leading maternal fetal medicine experts
Encompasses a wide range of pregnancy outcomes
Biobank
Mass Spec
SERA PROGNOSTICS
The Pregnancy Company
Bioinformatics
Advanced mass spectrometry proteomics expertise
Ligand-binding assays (immunologic and others)
RNA analyses
Proteomic pathway analyses
Internal and external expertise
Machine learning
Artificial intelligence
Causal inference
Supervised learning methods
Dimensionality reduction methods
Advanced statistics

Proprietary Biobanks
We have built proprietary biobanks of blood specimens and related data over a number of years, which are key resources required to develop a deeper understanding of the biology of normal and adverse pregnancy outcomes. By continuing to aggregate proprietary bioinformatics insights gained from analyses of comprehensively annotated biobank specimens, we are working to develop and commercialize a variety of clinically meaningful and economically impactful biomarker tests for pregnant women and their health care providers.
Our large proprietary U.S. biobank resource was built by collecting blood from more than 10,500 comprehensively annotated blood specimens from patients, which cover a broad range of gestational ages and represent the broad demographic diversity and geographic distribution of pregnant women across the United States. We collected the specimens in two large multi-center trials: our PAPR study, beginning in 2011, and our TREETOP study, beginning in 2016. These two studies prospectively collected specimens, together encompassing weeks 17 through 28 of pregnancy, from women carrying a single baby, and, as “all comers” studies, collected information on a variety of important pregnancy outcomes, including preterm birth, preeclampsia, gestational diabetes and other conditions. These specimens and their associated data are carefully analyzed to discover and develop informative biomarker signatures for intended use pregnancy populations. We continuously work to add new specimens to our biobanks in additional studies, generating greater opportunities for ongoing development of clinically meaningful and economically impactful biomarker predictions.
We believe our work on proprietary biobanks has established us as a leader in proteomic approaches to characterize pregnancy. We also conduct our bioinformatics analyses on additional specimens from other institutions in the United States and abroad. We analyze each specimen by conducting proteomic and other measurements in our laboratory, which generates large sets of biomarker data for each specimen. Through the analysis and evaluation of biomarkers with advanced bioinformatics approaches, we discover novel predictions for various adverse pregnancy outcomes. We then are able to apply these predictions to non-overlapping independent specimens from different biobanks available to us to confirm and validate the accuracy and performance of the predictions. We add to our biobanks on an ongoing basis by continuously analyzing larger numbers of specimens from our own sponsored studies as well as those from collaborations with maternal fetal medicine leaders around the world. We have validated proprietary biomarker signatures consisting of proteins and clinical variables in specimens collected from the United States, Europe, Asia and Africa. We believe that as our database and sets of predictions grow, verifying and validating the predictions can lead to more rapid and efficient development required to commercialize such predictions in the future.
Advanced Mass Spectrometry Approaches
Mass spectrometry is a highly developed analytical technology capable of precise identification, quantification and characterization of proteins. We have developed and applied innovative state-of-the-art mass spectrometry techniques to screen and detect in our bio-specimens the dynamic changes in protein expression occurring in normal and abnormal pregnancy development. Our proprietary proteomics workflows enable detailed and efficient measurements of hundreds of proteins simultaneously from complex matrices, such as blood. We also utilize a variety of other screening techniques to explore and understand the pregnancy proteome, including large- and small-scale immunoassay screens, other ligand-binding assays and RNA analyses, among others. To ultimately validate biomarker performance, we translate and confirm, on our mass spectrometry platform, the findings that we have generated with these other analytical measurement technologies. Our rich and extensive database of omics data, combined with highly annotated clinical information, is analyzed by state-of-the-art bioinformatics capabilities.
Through our innovative approaches and advances in proteomics, we have discovered and validated meaningful predictions for adverse pregnancy outcomes. Importantly, our mass spectrometry process is well-suited not only for discovery and development activities, but also for high volume commercial production through the use of robotics and automation. Mass spectrometry measurements can be performed on very small blood volumes, which is appealing for patient specimen collection and can lower cost of goods in laboratory analyses. We believe that our specific applications of mass spectrometry-based proteomics can be scaled to efficiently and cost-effectively accommodate the growth that we anticipate in addressing the large pregnancy testing market.
Advanced Bioinformatics
We have assembled a powerful collection of advanced bioinformatics capabilities as a critical component of our platform. Bioinformatics is an essential field of science in which biology, statistics, advanced computational science and information technology are combined to systematically and comprehensively analyze complex biological information. The advanced bioinformatics tools that we apply at great scale to measurements conducted on our biobank specimens to develop high-performing, important predictive algorithms include, but are not limited to: machine learning, artificial intelligence, causal inference, supervised learning methods, dimensionality reduction methods and advanced statistics. As a result of rigorously applying our core expertise and proprietary approaches in bioinformatics, we have discovered high-performing algorithms that reliably distinguish pregnancies with normal protein expression compared to those showing disordered protein expression. Deep bioinformatics insights into the biology of pregnancy have enabled us to discover, verify and validate important predictions of adverse pregnancy outcomes.
We have built an experienced discovery and development team with the deep expertise in science and mathematics necessary to perform rigorous bioinformatics analyses. We strictly adhere to the authoritative guidelines published by NAM on how to reliably develop and validate omics predictions made on complex biological data sets. These guidelines require disciplined validation of predictions to ensure validity and reliability of such predictions before they can be used clinically or commercially. The NAM guidance calls for pre-specifying how the predictions are to be made and then applying testing in completely independent specimen cohorts, in order to be certain that the predictions are valid. Adhering to these guidelines, we have been able to validate that a number of our adverse pregnancy predictors are replicable in independent cohorts of patients residing in United States, Europe, Asia and Africa.
Our Product Discovery, Development and Commercialization Approach
We leverage our proprietary technology platform to develop and commercialize novel, high-performing biomarker tests that are designed to make a significant difference to patients, doctors and payers. In our product development efforts, we take a focused and data-driven approach based on rigorous science and economics. Our multi-faceted approach involves the following elements that we apply in the discovery, development and commercialization of our biomarker tests:
•Significant Unmet Need. We select specific conditions of pregnancy that are clinically meaningful and economically important and with significant unmet needs that lack effective solutions. We have initially applied our platform and capabilities to address the problem of preterm birth, given its profound health and economic impacts worldwide. We intend to explore other areas of significant unmet need in pregnancy, including preeclampsia, gestational diabetes and others.
•Proteomic and Bioinformatics Platform. We utilize our platform to understand the biology underlying such conditions in order to discover, verify and broadly validate high-performing predictive biomarker tests. We pursued a multi-year effort to build an extensive biobank resource that we used to discover, verify and validate our first product, the PreTRM test. More than 10,500 patients were enrolled in two large U.S. multi-center clinical validation studies. Beyond their validation of the PreTRM test, these studies provide a deep view into the care and outcomes of diverse singleton pregnancies across the United States, enabling prediction of various other outcomes. We are continuing to conduct analyses by combining growing biobank data from multiple studies to provide new insights that will be the basis of discovering and developing biomarker predictions for a variety of important conditions of pregnancy.
•Demonstrate Health and Economic Impact of Our Test and Treat Strategy. We believe a critical element of our success will be to demonstrate the beneficial health and economic impacts of using the information provided by our biomarker tests. Our approach involves conducting controlled trials and health economic analyses. In the case of our the PreTRM test, an important part of our commercialization strategy involves amassing clinical and economic data to definitively demonstrate that detecting the risk of preterm birth can enable proactive interventions which improve the health of mothers and their babies while at the same time saving substantial health care system costs. Our rigorous, controlled intervention trials, PREVENT-PTB, AVERT PRETERM TRIAL and PRIME, have been designed to evaluate our test and treat strategy in more than 10,000 patients.
We also work with leading health economists and organizations to build rigorous models that describe how application of the PreTRM test and treat strategy impacts both health and economic outcomes. We work to publish models that provide peer reviewed evidence of the value of our strategy, in the form of meeting presentations and articles.
•Payer-Centric Early Reimbursement Strategy. We have adopted what we believe is an innovative payer-centric approach for early commercialization and reimbursement of our biomarker testing. Leveraging the demonstrated short- and long-term health and economic benefits of our biomarker approach, our plan is to gain early reimbursement coverage from major health insurance payers by working with them to demonstrate the economic benefits of using our biomarker tests based upon analysis of claims data from their own plans. With respect to the PreTRM test, we have a major multi-year contract with Anthem, the second largest U.S. health benefits company, pursuant to which Anthem has agreed to purchase a substantial number of PreTRM tests for pregnant women in their network, and will facilitate commercializing PreTRM testing among its members. We believe that this innovative approach serves as a validation of the commercial value of the PreTRM test and treat strategy, and significantly de-risks our initial commercialization activities by providing a pathway for broader market adoption through subsequent coverage decisions by major payers. In November 2020, we were awarded a unique CPT® PLA code by the AMA Editorial Board, specifically for the PreTRM test, which we believe will also help drive payment and coverage decisions for PreTRM testing. Following the implementation of this unique PLA code in April 2021, the code was priced by CMS at $750.
•Broader Market Adoption. We intend to capitalize on our innovative payer-centric reimbursement strategy to facilitate obtaining widespread commercial coverage of our biomarker tests from other health care payers. We plan to leverage publications of clinical and economic studies that further demonstrate benefits of the PreTRM test and treat strategy as we expand coverage across numerous U.S. payer networks. With respect to the PreTRM test, we believe that early coverage decisions by respected third-party payers, such as Anthem, will incentivize other payers to more rapidly cover our test. We also anticipate that payer decisions to cover the test will pave the way for physicians to order testing for their patients. Additionally, we believe that insurance coverage in the United States will help to facilitate coverage of our tests in other countries as we expand internationally in the longer-term. In parallel with our pursuit of broader insurance coverage, we intend to deploy our specialty OB-GYN sales force to help drive adoption among physician practices.
We envision that our comprehensive approach will enable us to fully characterize one of the most important periods of time in the lives of both women and children. We believe that the data and predictions that we develop will ultimately create important information tools and services for a variety of customers, including women, health care workers, insurers, pharmaceutical companies, researchers and related companies. Several future opportunities may be created by comprehensively profiling pregnancy, including, but not limited to:
•additional diagnostic predictors;
•epidemiologic, efficacy and best practice assessment tools to better understand and address critical patient outcomes and disparities across the United States;
•pregnancy educational content development, based on our actual data, for physicians, PAs, nurse practitioners, midwives, regulators, insurers, researchers and health care students; and
•pharmaceutical drug development tools.
We also believe that the work we perform in pregnancy could be leveraged more broadly to address other areas in medicine and health care.
The PreTRM Test
Utilizing our product discovery, development and commercialization approach, we focused our first development and commercialization efforts on preterm birth. Prematurity is the leading cause of illness and death in newborns and accounts for approximately $25 billion in annual expense in the United States. Unfortunately, current detection methods fail to identify the great majority of singleton pregnancies that end in preterm births.
Our first product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test for prematurity. The PreTRM test accurately predicts the risk that a pregnant woman carrying a single fetus, known as singleton pregnancy, will have a spontaneous preterm birth. The great majority of singleton preterm births are spontaneous, where the mother goes into labor and delivers without any apparent known pathology. The predictive performance of the PreTRM test biomarkers has been extensively validated in diverse populations and geographies, including in the United States, Europe, Asia and Africa.
The strength of the data from our numerous studies of the PreTRM test has enabled us to pursue an innovative approach to commercialization. We have secured early payment for the PreTRM test through our strategic collaboration with Anthem, which represents an important step in achieving initial payer acceptance of our rigorous approach to preterm birth and which we believe will help foster broader insurance coverage adoption. We believe this collaboration significantly de-risks initial commercialization of the PreTRM test, as Anthem is a major payer with plans that include 400,000 U.S. deliveries, representing more than 10% of U.S. annual births and this will provide a pathway for broader market adoption through subsequent coverage decisions by major payers. The clinical and economic utility of a biomarker test administered mid-pregnancy has been published by leading independent health economists, underscoring the benefits of the PreTRM test and treat strategy.
Preterm Birth
Term pregnancy usually lasts between 37 and 42 weeks. Preterm birth is defined as any pregnancy delivering before 37 weeks’ gestation. Preterm delivery includes two major categories: medically indicated preterm birth, where the doctor intervenes because of concerns for the health of the mother and/or the baby, and spontaneous preterm birth where the mother goes into labor spontaneously with no apparent or known pathology.

Of the estimated 140 million annual births globally, approximately 15 million births are preterm. In the United States, there are approximately 3.6 million annual births, and the 2021 March of Dimes Report Card shows that the preterm birth rate has increased for the last five years, now exceeding 10% of U.S. births.
Preterm birth remains a leading cause of neonatal morbidity and mortality throughout the world, with approximately 22,000 annual deaths from prematurity occurring in the United States. Across the globe, approximately 15 million preterm babies are born every year, of which about one million die. As a consequence of their preterm birth, many infants require significant medical support in intensive care settings to survive and continue to develop. Preterm birth is also associated with significant long-term disability for many individuals, including learning disabilities, cerebral palsy, chronic respiratory illness, intellectual disability, seizures and impairment of vision and hearing, which can generate significant costs throughout the lives of affected children. The annual U.S. health care costs to manage short- and long-term complications of preterm birth have been estimated to be approximately $25 billion, consisting of direct medical costs incurred during pregnancy, lost productivity due to preterm birth in the perinatal period as well as additional associated longer term medical costs for the mother and child. The estimated average expense per preterm delivery in the United States is approximately $65,000. Earlier preterm births are associated with higher costs due to the greater severity of complications occurring in babies born at earlier gestational ages. Given this, the ability to prolong the gestation period by even one week has the potential for significant savings as shown in the figure below. As a result, the economic benefit of a test that can enable effective interventions to prolong the length of time for a baby to continue developing in utero, even for a short period of time, and to improve neonatal health before delivery is substantial.
Distribution of U.S. Preterm Births and Estimated Average First Year of Life Cost per PTB by Gestational Age at Birth

Unfortunately, traditional methods to predict preterm birth risk fail to identify the great majority of pregnancies that will result in preterm births. Currently, the two most commonly used predictors of preterm birth risk are a woman’s history of prior preterm delivery or a short cervical length measurement found early in pregnancy. It is estimated that only about 1 out of 6 singleton spontaneous preterm births can be detected proactively with these clinical methods. The great majority of singleton preterm births only become apparent when the woman goes into labor and delivers, at which point proactive management options are no longer possible. Therefore, the ability to identify the great majority of women who will, in fact, deliver prematurely, and thus be able to more proactively manage their risk, represents a significant unmet medical need and offers a pivotal opportunity to make a positive difference for the mother and the baby.
Proactive interventions to address higher preterm birth risk may include more frequent contact with the patient, additional clinical visits, more intensive education and monitoring of the patient during pregnancy, prophylactic administration of progesterone or anti-inflammatory medications, heightened awareness of impending delivery and reacting more promptly to changes indicative of preterm birth as the pregnancy progresses.

The PreTRM Test — Our Solution to Preterm Birth
Our first product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of spontaneous preterm birth. The PreTRM test provides an early and individualized spontaneous risk prediction of preterm birth in asymptomatic singleton pregnancies, expressed as a percentage, of delivering before 37 weeks’ gestation, as well as her relative risk compared to the average population.
The PreTRM test is a serum-based proteomic test that combines the ratio of insulin-like growth factor-binding protein 4, or IBP4, to sex hormone-binding globulin, or SHBG, with a woman’s height and weight to predict the risk of spontaneous preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman carrying a single fetus during week 19 or 20 of her pregnancy. The PreTRM test is drawn once in singleton pregnancies where there is no evidence of significant fetal anomalies by non-invasive pre-natal genetic screening, or NIPS, or ultrasound, and the women tested are not taking progesterone. The blood specimen is analyzed in our CLIA-approved clinical laboratory using our high through-put mass spectrometry technology. Once the laboratory analysis is completed, a risk report is generated from our validated algorithm and the results are transmitted to the ordering clinician. The PreTRM test provides an early, accurate and individualized prediction of spontaneous preterm delivery risk based on the underlying biology taking place in her pregnancy. An example of a PreTRM test report is illustrated below.
Illustrative Example of PreTRM Test Report
The protein biomarkers of preterm birth utilized in the PreTRM test have been extensively validated in multiple diverse populations in the United States, Europe, Asia and Africa. The PreTRM test accuracy has been rigorously assessed and validated in our PAPR study involving over 5,501 women in 11 obstetric centers across the United States. Our completed PAPR study validated the biomarker signature which is highly predictive of spontaneous preterm birth risk. The performance of the PreTRM test biomarkers was replicated in a second independent large prospective U.S. study, TREETOP, supporting that the IBP4 to SHBG predictor can be used to accurately risk-stratify patients for implementation of preterm birth preventive strategies and direct patients to appropriate levels of care. The ability to accurately risk-stratify is critical for enabling precision care management. We and our collaborators are also conducting three prospective controlled intervention studies — The Prediction and Prevention of Preterm Birth, or PREVENT-PTB, study, or

PREVENT-PTB, the Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls, or AVERT PRETERM TRIAL and Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs, or PRIME — to demonstrate the value of identifying higher risk pregnancies coupled with proactive interventions to improve the well-being of mothers and newborns. Further underscoring the benefits of the PreTRM test and treat strategy, the clinical and economic utility of a biomarker test administered mid-pregnancy has been published by leading independent health economists.
The strength of the data from our clinical trials of the PreTRM test has enabled us to pursue an innovative and accelerated approach to commercialization. We have secured payment for the PreTRM test through a major strategic payer, Anthem, representing an important step in achieving initial payer acceptance of our rigorous methods to address preterm birth. We believe this collaboration significantly de-risks initial commercialization of the PreTRM test, as it provides payment from a major payer representing more than 10% of U.S. pregnancies annually and provides a pathway for broader market adoption through subsequent coverage decisions by major payers.
Biomarker Discovery and Clinical Validation of the PreTRM Test
Adherence to National Academy of Medicine Guidelines
We rigorously adhere to authoritative NAM guidelines published in 2012 for developing and validating multi-omics predictions and applying important principles to address adverse conditions that arise in pregnancy. The guidelines specify three phases of work to be performed in non-overlapping sets of specimens:
Discovery Phase. A set of specimens from patients whose outcomes are known are analyzed in the lab to find biomarker differences between individuals with an adverse outcome versus individuals without that particular outcome (e.g., pregnancies that deliver preterm versus term pregnancies). Algorithms are built on high performing predictions that can be tested in the next phase.
Verification Phase. High-performing predictive algorithms selected from discovery work are pre-specified and applied to a completely independent set of non-overlapping specimens, with the laboratory being blinded to the outcomes. The performance of the algorithms is either independently verified, or confirmed, by an external statistician, who ranks the algorithms according to predictive accuracy. Once verified, highest performing algorithms are locked down in the form of optimized tests that can be validated in final validation phases before commercialization.
Validation Phase. In a third, entirely independent set of non-overlapping specimens, the laboratory measurements are performed, and the laboratory is blinded to patient outcomes. The laboratory data are time-stamped and are transferred to an external statistician, who applies the pre-specified algorithm to the laboratory measurements and independently validates the performance of the test by breaking the blind. At this point, a prediction that has been independently and rigorously validated can be used for clinical decision-making in trials and/or commercialization.
PAPR Study
The biomarkers used in the PreTRM test have demonstrated strong clinical performance in accurately predicting women at risk of preterm birth across diverse patient populations in the United States, Europe, Asia and Africa. The initial discovery, verification and validation of our spontaneous preterm birth biomarker risk predictor was performed in the 5,501 patient Proteomic Assessment of Preterm Risk, or PAPR, study.
The PAPR study was initiated in April 2011 and the last observed birth occurred in February 2014. The study was designed to discover, verify and validate biomarkers and clinical variables that accurately predict the risk of spontaneous preterm birth. We measured and evaluated protein expression of thousands of distinct proteins by their expression in maternal serum to assess their effectiveness as predictors of spontaneous preterm birth early in pregnancy before symptoms occur. The PAPR study analyzed blood specimens collected from 5,501 pregnant women performed at 11 maternal fetal medicine sites, across gestation from 17 weeks and zero days to 28 weeks and six days, and consisting of a diverse demographic ethnic and geographic groups of women broadly representative of the U.S. pregnant population. Specimens were collected and processed in a standardized manner for frozen storage and subsequent laboratory analyses. Maternal serum was processed by our proprietary proteomic workflow, using liquid chromatography and mass spectrometry, and proteins were identified and quantified by multiple reaction monitoring mass spectrometry.

From our analysis of thousands of proteins from these specimens, we discovered and verified a specific combination of two proteins, IBP4 and SHBG, coupled with clinical variables consisting of a woman’s height and weight, which we developed into a proprietary predictive algorithm. That algorithm demonstrated highly accurate prediction of spontaneous preterm birth risk at mid-pregnancy.
We executed a multi-step process, strictly following NAM Guidelines, for discovery, verification and validation of the PreTRM test predictor. These steps involved pre-specification of study plans and analyses, site document verification of clinical data, blinding protocols for three independent specimen sets and the use of outside statisticians for the un-blinding of data and read-outs of the results of both verification and validation. The collected specimens were separated into three independent non-overlapping sets of patients, each set comprised of spontaneous preterm deliveries occurring before 37 weeks’ gestation and term deliveries occurring during or after week 37 of gestation. From the first set of specimens of 86 preterm deliveries and 172 term deliveries used in the discovery phase, we identified biomarkers and algorithms that could predict preterm births on specimens drawn between 17 and 28 weeks. This led to our identification of the best performing predictor, found in specimens drawn during weeks 19 and 20 of pregnancy. In the verification phase of the test development, the second set of completely independent specimens of 50 preterm deliveries and 100 term deliveries was analyzed in a blinded fashion using the predictive algorithm discovered in the first phase and demonstrated consistent predictive performance. In the validation phase, the third completely independent set of specimens of 81 preterm deliveries and 162 term deliveries was analyzed using the same algorithm, which again demonstrated consistent predictive performance. Following the readout of the pre-specified validation of test performance, the consistency across the three phases was examined. More than 500,000 data points were generated across the 217 preterm delivery cases and 434 matching term delivery controls examined across the three phases, in a 1:2 nested case:control design.
We utilized area under the receiver operating characteristic curve value, or AUROC, as a measure of the predictive performance of the PreTRM test. AUROC is an effective way to measure the diagnostic testing separation of measured biomarker scores found preterm cases versus those found in term control deliveries. External statisticians validated that a combination of biomarkers and clinical variables had an AUROC value of 0.75 for a prediction of spontaneous preterm birth before 37 weeks’ gestation versus at or after 37 weeks’ gestation. At a threshold where the sensitivity, or the fraction of preterm deliveries correctly classified as “higher risk”, and specificity, or the fraction of term deliveries correctly classified as “lower risk”, were maximized, the sensitivity was 0.75 and specificity was 0.74. In a Kaplan Meier analysis, performed to examine times to delivery across patients stratified at that same threshold, those at higher risk delivered earlier than those at lower risk, demonstrating highly statistically significant separation between the groups, p = 0.004.
TREETOP Study
Our second large clinical validation study, A MulTicenteR AssEssmEnt of a SponTaneOus Preterm Birth Predictor, or TREETOP, enrolled patients in October 2016 through January 2019, with the last delivery occurring in May 2019. The TREETOP study enrolled 5,011 pregnant women from 18 sites across the United States, with blood drawn in a window of 18 weeks and zero days to 21 weeks and six days. The TREETOP trial was designed to assess and validate:
•accurate risk prediction for all preterm birth, including both spontaneous and medically indicated preterm births,
•possible expansion of a validated blood draw window for PreTRM testing;
•the threshold for risk stratification of the PreTRM test;
•discover biomarkers predictive of time-to-birth remaining in a pregnancy;
•discovery of biomarkers that date the pregnancy, which we refer to as a pregnancy clock; and
•the performance of additional biomarkers for prediction of spontaneous preterm birth and other pregnancy complications.
Given the large body of evidence generated from PAPR and our other collaborative biomarker studies, the TREETOP specimens from the 5,011 enrolled subjects were randomized into two cohorts:
•a first patient cohort of 847 specimens to validate certain pre-specified predictions originating from our earlier PAPR study work, and to verify new potentially enhanced predictions that could be validated later on the specimens of the remaining unanalyzed cohort of patients; and

•a second cohort of remaining specimens has been held in reserve to validate, in the future, a number of potentially enhanced predictions that may eventually be incorporated into our commercially available testing as we build our pipeline of adverse pregnancy outcome predictions.
Previous work performed on our proprietary PAPR study biobank specimens demonstrated that our validated spontaneous preterm birth biomarkers accurately predicted risk not only for spontaneous preterm delivery, but also for medically indicated preterm delivery in which the majority are preeclamptic preterm deliveries. From our studies and publications in the literature, the biological function of the PreTRM test proteins suggested an ability to predict preeclampsia and other conditions of placental dysfunction. These conditions appear to underlie a number of adverse pregnancy outcomes that could be explored going forward in TREETOP.
In an analysis of the first cohort, the study demonstrated:
•accurate prediction by IBP4 and SHBG biomarkers of early preterm delivery, which refers to deliveries of less than 32 weeks’ gestation due to any cause, with an AUROC of 0.76 (p = 0.023);
•accurate prediction of severe neonatal morbidity and mortality based on a standard published composite index with an AUROC of 0.67 (p = 0.005); and
•accurate prediction of increased neonatal hospital length of stay (p = 0.024).
In the first cohort, we also validated a PreTRM test risk threshold to statistically stratify higher versus lower risk patients based on a pre-specification of the threshold from PAPR data and by applying it to specimens in this cohort. The validated threshold of 15%, twice the average population risk of spontaneous preterm birth, was demonstrated to statistically separate patients at higher versus lower risk of preterm delivery based on the PreTRM test results. This is the risk threshold for interventional actions to be taken in the PRIME prospective intervention trial that was initiated in 2020.
PAPR and TREETOP together encompass a powerful resource of specimens and clinical data from more than 10,500 pregnant women collected over an eight-year period to characterize what takes place biologically in pregnancy. Both PAPR and TREETOP enrolled a large number of women who were not known to be at risk of preterm birth based on other identified clinical factors, and as such, were not already covered by professional society guidelines addressing the need for risk stratification and guidance of treatment. We believe the results from these studies provides a deep view into the outcomes of diverse singleton pregnancies across the United States and prediction of these outcomes.
Our Prospective Intervention Studies — Demonstrating the Benefits of the PreTRM Test and Treat Strategy
Following the validation of predictors for spontaneous preterm birth, we set out to demonstrate the value of identifying higher-risk pregnancies coupled with proactive interventions to improve the well-being of mothers and newborns. We have worked with respected collaborators to conduct three prospective intervention studies in order to demonstrate the clinical utility and economic value of the PreTRM test and treat approach.
PREVENT-PTB Study
The Prediction and Prevention of Preterm Birth, or PREVENT-PTB, study was a prospective randomized controlled intervention study conducted at Intermountain Healthcare in Salt Lake City, Utah. We enrolled a total of 1,208 patients beginning in May 2018 with the last patient enrolled in February 2019. The study enrolled women who were 18 years or older, with a singleton pregnancy between 19 weeks and five days and 20 weeks and six days gestational age and with no history of prior preterm birth and normal cervical length at or before the time of enrollment. The purpose of the study was to evaluate the impact on the health and economics of applying the PreTRM test to screen pregnant women for risk of spontaneous preterm delivery and treating women identified at higher risk with proactive interventions. The clinical impact and outcomes evaluated included:
•length of stay in neonatal intensive care unit, or NICU
•overall hospital length of stay
•neonatal health improvement,

•NICU preterm cost reduction, and
•reduction in the rate of preterm delivery.
The PREVENT-PTB trial, using a pre-test randomization, strictly followed a NAM recommendation to assess the clinical impact of identifying higher risk patients coupled with simultaneous proactive interventions. Women who enrolled were randomized 1:1 into two groups — screened and control groups. The screened group was assessed by the PreTRM test, and those who were identified by the test as being at higher risk of preterm birth were offered a bundle of proactive interventions. These included weekly contact with a care management nurse, two preterm prevention clinic visits, cervical length monitoring, weekly injection of 17-α-hydroxyprogesterone caproate, daily administration of low-dose aspirin and the administration of corticosteroid treatment at a lower threshold if patients indicated clinical signs or symptoms of imminent delivery. Patients in the screened group that were found not to be at higher risk by the PreTRM test received standard obstetrical care. The control group did not receive the PreTRM test and received standard pregnancy care only. The diagram below illustrates the study design for PREVENT-PTB:
Study Design of PREVENT-PTB
The PREVENT-PTB results published on August 16, 2021 in the American Journal of Perinatology. The key reported findings were:
•Hospital and NICU length-of-stay reduced by more than 70% in preterm infants;
•Severe neonatal morbidity or death was reduced by 66% across infants affected by complications of prematurity;
•Significantly faster discharge rates of preterm deliveries from the NICU; and
•Observed 23-80% reduction in preterm delivery rates occurring before 37, 35, and 32 weeks of pregnancy, even though the study was not statistically powered to definitively answer whether rate reductions were possible.
AVERT PRETERM TRIAL
The Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls, or AVERT PRETERM TRIAL, is a prospective, historically-controlled intervention trial conducted at Christiana Care Health System in Newark, Delaware. The purpose of the study is to evaluate the impact on health and economics by applying the PreTRM test to screen pregnant women for risk of spontaneous preterm delivery and to proactively intervene in individuals who are shown by the PreTRM test to be at higher risk of sPTB. The two co-primary endpoints are total neonatal hospital length of stay and composite neonatal morbidity and mortality in the PreTRM-screened group versus the historical control group, which did not have a PreTRM test. A number of secondary clinical impact and outcomes observations include reduction in total preterm births, a reduction in total hospital stay for sPTB and reduction in total hospital stay for any preterm birth, measures of neonatal health assessed as a composite neonatal morbidity/mortality index and NICU preterm costs.
In this trial, we are comparing a screened group that is assessed with a PreTRM test and where higher risk patients receive intensive interventions, to a historical control group where patients do not receive PreTRM testing and receive usual standard of care treatment. Eligible women were screened using the PreTRM test taken during week 19 or 20 of pregnancy, and those identified as having a higher risk were offered a bundle of interventions, including daily vaginal progesterone, daily low-dose aspirin, closer monitoring by their clinicians and case management nurses.
Design of the AVERT PRETERM TRIAL
Health and economic outcomes of the screened group are being compared with those of the historical control arm. Due to the COVID-19 pandemic, trial enrollment of the prospective arm was stopped in March 2020. We expect topline results of the study to be available in the first half of 2022.
PRIME Study
In collaboration with Anthem, we are conducting Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs, or PRIME, study, which is a prospective randomized controlled study of up to 6,500 enrolled pregnancies in approximately 14 respected maternal fetal medicine centers located within Anthem’s insurance network. We began enrollment in November 2020, and enrollment is ongoing.
After enrollment, all subjects will have a blood specimen collected once during either week 19 and 20 of pregnancy. Prospectively enrolled pregnant women will be randomized 1:1 to either a screened arm, called the PTB Prevention arm, or a control arm that receives standard obstetrical care. Only subjects randomized to the PTB Prevention arm will receive the results of the PreTRM test. Those women randomized to the PTB Prevention arm will receive either routine standard care pregnancy management or a multimodal intervention protocol reserved for higher risk pregnancies based on the results of the PreTRM test. The design of the PRIME study is illustrated below.

Design of the PRIME Study
In the PTB Prevention arm, PreTRM test results will be reported to the subject, the study investigator and the subject’s primary pregnancy care provider. A woman with a reported “Higher Risk” test result, at or above the 15% threshold (which is equivalent to more than a doubling of average population risk of spontaneous preterm delivery less than 37 weeks’ gestation), will receive multiple interventions, including weekly nurse case management contact, daily vaginal progesterone, daily low dose aspirin and additional vaginal ultrasound cervical length determinations, with cerclage considered for cervical lengths less than 10 millimeters. Subjects in the “Not Higher Risk” group will receive standard obstetrical care for the duration of pregnancy through hospital discharge.
Major perinatal outcomes to be evaluated in each group include length of NICU and total hospital stay, measures of neonatal health, NICU preterm costs and preterm delivery rates. All subjects will be followed through the duration of the pregnancy and delivery, and neonates will be followed until initial hospital discharge to assess the course of pregnancy, labor and any related maternal or fetal complications. Readmission of infants will also be assessed at 180 days, 1 year and 3 years of life using the Anthem/HealthCore Integrated Research Database to evaluate longer-term outcomes and costs associated with preterm delivery.
The study has a pre-specified interim look to evaluate the two co-primary endpoints, total neonatal hospital length of stay and composite neonatal morbidity and mortality, with a stopping criterion of statistical significance being reached by either one or the other of these outcomes, which is envisioned to take place at 2,800 deliveries completed. Enrollment of 2,800 PRIME study patients is expected in late 2022, and the interim analysis is expected to occur in the first half of 2023, depending on disruption due to COVID-19 conditions.
Other Relevant Studies and Publications
Healthcore/Anthem Health and Economic Study
HealthCore, Inc., a subsidiary of Anthem, conducted an insurance claims data analysis on the cost-effectiveness of screening more than 40,000 mothers and babies within Anthem’s commercially insured membership. The model evaluated the cost impact to be expected from screening with the PreTRM test, and from then providing a bundle of interventions to PreTRM-higher risk patients as compared to the effect of standard care without a PreTRM test. The model predicted that these interventions would result in:
•a 20% reduction in preterm birth before 37 weeks’ gestation;
•$1,608 in gross savings per pregnant woman tested (accounting for all costs except that of a $745 list price cost modeled for the PreTRM test);

•a 10% reduction in neonatal intensive care admissions;
•a 7% reduction in overall hospital length-of-stay; and
•a 33% reduction in births at less than 32 weeks’ gestation.
The authors concluded that the PreTRM test and treat strategy demonstrated cost savings across a variety of reasonable assumptions and scenarios examined. An abstract reporting these results was presented at the 2021 International Society for Pharmacoeconomics and Outcomes health economic conference on May 18, 2021, and a manuscript was published on the results on September 14, 2021 in the journal ClinicoEconomics and Outcomes Research. Grabner et al., Cost-Effectiveness of a Proteomic Test for Preterm Birth Prediction; Clinicoecon. Outcomes Res. (2021) 13:809-820.
Clinical and cost impact analysis of a novel prognostic test for early detection of preterm birth
In 2015, health economic and maternal fetal medicine experts built and published an independent model to analyze health and economic benefits of a novel mid-pregnancy preterm delivery risk biomarker test and treat strategy for the United States, where women at higher risk of preterm delivery would receive daily vaginal progesterone as a sole intervention. At a biomarker test sensitivity and specificity of 80%, the model predicted that identifying and intervening on higher risk pregnancies resulted in a 7% decrease in preterm birth rate, a 23.5% decrease in infant mortality, a 27% decrease in acute complications at birth and a 13% decrease in the rate of developmental disabilities, accompanied by a gross health economics savings, exclusive of the cost of testing, of $1,395 per pregnancy screened. These experts concluded that this approach could be a dominant strategy to improve health and decrease health care costs.
Product Pipeline
While we have leveraged our technology platform to currently pursue the development and commercialization of the PreTRM test, we believe our technology platform has broad applicability across a wide array of pregnancy-related conditions. We and our clinical trial collaborators are also continuing to conduct analyses by combining biobank data from the PAPR and TREETOP studies, to provide new insights into the predictive capabilities of the PreTRM test and other predictive biomarker algorithms. We are discovering, developing and validating a broad portfolio of product candidates including those focused on the conditions listed below:
When we refer to “discovering, developing and validating” our product candidates, we are referring to the three phases of work for development of predictive tests as published in the NAM guidelines, as summarized below.
In the “discovery” phase, we analyze a set of biologic specimens from patients whose pregnancy outcomes are already known to find biomarker differences between individuals who had an adverse pregnancy outcome versus individuals who did not have an adverse pregnancy outcome (e.g., pregnancies that delivered preterm versus pregnancies that lasted to term). We then build predictive algorithms, based on high performing predictions, to be tested in the next phase.
In the “verification” phase, we apply the high performing predictive algorithms selected during the discovery phase to a completely independent set of new biologic specimens that were not tested during the discovery phase. An independent, external statistician then verifies, or confirms, the performance of the algorithms, and ranks them according to predictive accuracy. Once they are verified through this process, the highest performing algorithms are “locked down” in the form of optimized tests that can be validated in a final phase, prior to commercialization.
In the “validation” phase, a third, entirely independent set of biologic specimens that were not tested during either the discovery phase or the verification phase are tested in a laboratory, with the laboratory blinded to patient outcomes. The laboratory data are time-stamped and are transferred to an external statistician, who applies the pre-specified algorithms to the laboratory measurements and independently validates the performance of the test by breaking the blind. At this point, a prediction that has been independently and rigorously validated can be used for clinical decision-making in trials and/or commercialization.
Preeclampsia
Condition. Preeclampsia, estimated to affect 5% - 8% of pregnancies in the United States, is a complication characterized by high blood pressure and signs of damage to one or more organs, including liver, brain and kidneys, and may also have adverse effects on blood coagulation. Preeclampsia usually begins after 20 weeks of pregnancy in women whose blood pressure had been normal, but it can also arise earlier in pregnancies. Left untreated, preeclampsia can lead to serious, even fatal, complications for both the mother and baby. Once a pregnant woman is diagnosed with preeclampsia, a common treatment is to deliver the baby; however, if the delivery occurs before the infant reaches term, complications of preterm birth can ensue. We believe that a biomarker test to better identify women who are at higher risk of preeclampsia earlier in pregnancy could lead to better management of this serious condition. It is estimated that the U.S. annual cost of preeclampsia is approximately $5 billion.
Objective for a Biomarker Test. We are working to develop a protein biomarker test that can identify women at higher risk of developing preeclampsia as a means to enable earlier proactive interventions to mitigate the complications that occur as a result of this condition. We believe that such interventions could also prevent preeclampsia in certain patients, which has the potential of lowering the long-term risk of cardiovascular disease and stroke that occur later in life in women who suffer preeclampsia. There is also potential for a predictive biomarker test to inform therapeutic development to address this condition.
Development Status. We have conducted discovery, verification and validation activities for a variety of preeclampsia biomarker predictions, some of which have been published. Some of these predictions include the use of our PreTRM test biomarkers as well as others. We are in the process of selecting which predictions will be validated in specimens of our second TREETOP cohort prior to commercialization, based on the NAM guidelines described above.
Molecular Time-to-Birth
Problem and Need. We have already developed a high performing biomarker signature in our PreTRM test for spontaneous preterm birth risk. For a pregnant woman who is not at higher risk of preterm birth by our PreTRM test, she would typically like to know how much time is remaining in her pregnancy until delivery. Unfortunately, current methods for predicting the length of gestation, including due date prediction from last menstrual period and ultrasound dating based on fetal measurements early in pregnancy, lack precision and provide inaccurate dating as to when delivery will occur. We have identified biomarker signatures that predict the time remaining in a pregnancy with greater accuracy than is available from current methods.
Objective for a Biomarker Test. Our objective is to develop a more accurate time-to-birth prediction for women not at higher risk of PTB. We believe this will be of great interest to pregnant women as a consumer test that may serve as an aid to decision-making for travel, work, vacation planning and other life-scheduling decisions.
Development Status. Using our proprietary biobanks and proteomics platform, we have discovered and verified biomarkers with superior time-to-birth predictive performance, as compared to current dating methods. We have developed the ability to determine more precisely how much time is remaining in a woman’s pregnancy based on her individual biology at the time of her blood draw, for example, during weeks 23 through 25 of pregnancy. We plan to validate a molecular time-to-birth predictor and publishing its performance data prior to making it available commercially, based on the NAM guidelines described above.
Gestational Diabetes Mellitus
Condition. Gestational diabetes mellitus, or GDM, is characterized by high blood sugar levels, or hyperglycemia, during pregnancy in a woman who was not diabetic before her pregnancy. GDM is estimated to affect approximately 10% of pregnancies and cost $1.6 billion annually in the United States as a result of short- and long-term maternal and child complications. GDM increases the risk of preeclampsia, depression, and the need for Caesarean sections. Babies born to mothers with poorly treated GDM are at increased risk of being too large, having low blood sugar after birth, and jaundice. If untreated, GDM can also result in stillbirth. Children born from mothers with GDM are also at risk of being overweight and developing type 2 diabetes. We believe that knowing who is at high risk of GDM earlier in pregnancy would be of great benefit given that interventions could significantly reduce the adverse effects of this condition. Current methods for identifying GDM in most patients typically take place between 24-26 weeks’ gestation, missing opportunities to allow such women to receive proactive interventions earlier in pregnancy that may be effective in preventing or mitigating GDM.
Objective for a Biomarker Test. Our goal is to develop a blood-based biomarker test that can identify earlier in pregnancy which women are likely to develop GDM. We believe that such information will enable earlier interventions to mitigate risks and help focus resources on higher risk pregnancies as a means to improve the health of mothers and babies.

Development Status. We have discovered and verified high performing biomarker prediction of GDM by applying our proteomics platform technologies to specimens from our PAPR and TREETOP biobanks. We plan on further verifying and ultimately validating a GDM predictor and publishing its performance data prior to making it available commercially, based on the NAM guidelines described above.
Growth Restriction
Condition. Fetal growth restriction, or FGR, is estimated to affect as many as approximately 3%-7% of pregnancies worldwide. There are immediate consequences of FGR, including fetal challenges in withstanding the stresses of vaginal delivery, decreased oxygen levels and brain injury, hypoglycemia (low blood sugar), lower resistance to infection, difficulty in maintaining body temperature and abnormally high red blood cell counts. Longer-term, infants can have neurodevelopment issues, metabolic and cardiovascular complications.
Objective for a Biomarker Test for FGR. By identifying molecular events that precede measurable changes in fetal size, we aim to address the placental dysfunction and other growth restriction etiologies that lead to fetal growth restriction and thereby enable earlier proactive interventions.
Development Status. We have discovered placental dysfunction biomarkers as a first step to predicting fetal growth restriction. We are working to discover additional biomarkers that illustrate expression differences in normal and growth-restricted pregnancies. We believe that this work could lead to improved detection of FGR pregnancies earlier and may lead to proactive interventions to better address this problem. Verification and validation phases and publication of our findings, based on the NAM guidelines described above, will be required before such testing can be commercialized.
Stillbirth
Condition. Stillbirth is a heartbreaking and tragic outcome, with a reported incidence of 5.7 per 1,000 pregnancies in the United States. Stillbirth is typically defined as fetal loss occurring after 20 weeks’ gestation. Causes of stillbirth include placental or umbilical cord problems, preeclampsia, lupus, clotting disorders, lifestyle choices, and infection, among others. Approximately one-third of U.S. stillbirth cases occur without any known cause.
Objective for a Biomarker Test for Stillbirth. Our goal is to discover biomarker expression changes that occur early during pregnancy that are highly predictive of changes taking place in the mother and/or the fetus that increase the risks of stillbirth, so that appropriate interventional strategies can be developed to address this condition. Given that our vision is to comprehensively profile the biology of pregnancy by leveraging our platform technologies to characterize disruption of normal developmental biology in both the mother and the fetus, we believe that there is a significant opportunity to improve earlier detection and the potential to develop targeted interventions to better address this serious problem.
Development Status. We have developed the ability to measure the expression of hundreds of proteins by our advanced mass spectrometry proteomic technology. These proteins are members of key biochemical proteomic pregnancy signaling pathways, including pathways that are operative in stillbirth. As we increase the density of proteins characterized in future discovery work, we believe that further characterization of pregnancy and key proteomic expression factors in stillbirths vs. normal pregnancies is a promising area for further discovery, verification and validation of high performing biomarkers predictors with potential to improve detection and enable new interventions for stillbirth. Finally, we note that development for prediction of other adverse outcomes (e.g., growth restriction) has the potential to reduce stillbirth.
Postpartum Depression
Condition. There are hormonal, physiological and psychological changes that occur in women both during and after pregnancy. Postpartum depression is a severe form of clinical depression related to pregnancy and childbirth, affecting approximately 15% of women during the year following delivery of a child. By contrast, the “baby blues” is a transient, well-known phenomenon that typically resolves on its own. The annual U.S. economic burden of postpartum depression is estimated to be approximately $2.4 billion. We believe that a biomarker test for postpartum depression is another area are where our platform can be beneficially applied. We believe that early identification of such pregnancies will enable a number of approaches that may prevent or mitigate the severity of this common condition, and that this information may also facilitate drug discovery.

Objective for a Biomarker Test for Postpartum Depression. Our objective is to leverage our understanding of key pregnancy, pathways gained through the application of our advanced proteomic technologies and bioinformatics, to develop further insights for early identification of pregnancies that are destined to develop postpartum depression.
Development Status. In our discovery efforts, we have discovered protein expression patterns in hormone signaling pathways and other pathways of pregnancy that we believe may be operative in the development of postpartum depression. We are working to increase the coverage of biochemical signaling pathways and expression patterns related to postpartum depression in our protein expression database, which we believe will enable the development of a high performing predictor to address this area.
Timing of Pipeline Developments
In the development of high-performing biomarker signatures, the timing of when to move from the discovery phase to the verification phase to the validation phase, based on the NAM guidelines described above, is entirely dependent on the performance data. There are also the additional requirements to analytically validate the particular components measured in biomarker tests by our laboratory and to build the informatics and automation for integrating all components into new testing processes. Given the uncertainties in reliably predicting timing for these phases and additional requirements, we estimate that the timing for our next new commercially available product is a matter of years, not months. We will only advance our programs from one stage to the next if we believe that they qualify for advancement pursuant to the NAM guidelines described above. We believe that additional capital required to do this work could help to accelerate the progress on our comprehensive pregnancy pipeline.
Other Scientific Publications
We are including summaries of the following three publications because we believe that they provide evidence of, and support for, our leadership in the area of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing and economic analysis to provide physicians and patients with actionable data and information designed to result in better maternal and neonatal health at lower cost.
Effects of Selective Exclusion of Patients on Preterm Birth Test Performance
In December 2019, two of our employees, Dr. Boniface and Julja Burchard, together with Dr. George R. Saade of the Department of Obstetrics & Gynecology, University of Texas Medical Branch, Galveston, Texas, published an article entitled “Effects of Selective Exclusion of Patients on Preterm Birth Test Performance” in the Journal of Obstetrics and Gynecology. This publication highlighted an erroneous practice in preterm birth research that has led to artificial increases and incorrect claims of reported biomarker test performance. Some investigators have conducted analyses of biomarker differences in preterm deliveries vs. term deliveries by examining only those subjects remaining after exclusion of some preterm and/or term births near the 37-week boundary between preterm and term deliveries. For example, an investigator may analyze those preterm deliveries occurring before 34 weeks’ gestation vs. term deliveries that occurred after 37 weeks’ gestation, which selectively excludes all preterm subjects from analysis who delivered in weeks 34 through the end of week 36. Such an incomplete analysis fails to cover the high percentage of preterm deliveries that actually occur in this interval, and does not permit an accurate assessment of the performance of a predictor that would be applied to an entire intended use pregnancy population in actual clinical practice. This approach has been termed “gapping” because the resulting distribution of births in the analysis has a gap in it after exclusion of subjects. The publication examined the impact of gapping, utilizing biomarker data from our PAPR study. The omission of later preterm births from the analysis transformed moderate biomarker performance in classification of preterm birth risk to artificially high performance, a result significantly different from measuring a biomarker classifier’s performance on an entire intended use population, which has deliveries occurring at all possible gestational ages. Further, “performance” assessment in this incomplete population generated predictions that substantially under-estimated risk of preterm birth at fewer than 37 weeks while over-estimating risk of very early preterm birth. Incorrect risk prediction could lead to both under- and over-treatment, and has potentially serious clinical implications. The authors demonstrated that performance of a test cannot be derived from a population that does not account for all gestational ages that will be found in the population who will exist in the population to be tested and offered guidance to test developers to improve the design and analyses in preterm birth biomarker studies by including representative sets of preterm subjects and term control subjects at all gestational ages in order to report unbiased and accurate test performance measures.
This publication contains principles and guidance we have given for improving the analysis and design of biomarker prediction work. The publication has generated interest in the clinical and scientific community, with letters to the editor on the article appearing in the Journal of Obstetrics and Gynecology. We believe that this work demonstrates the leadership position we have in pregnancy biomarker test development and validation.
Analytical Validation of Protein Biomarkers for Risk of Spontaneous Preterm Birth
In June 2017, several of our employees, including Dr. Boniface, published an article entitled “Clinical Validation of Protein Biomarkers for Risk of Spontaneous Preterm Birth” in the Journal of Clinical Mass Spectrometry, a leading mass spectrometry journal. Analytical validation is the process by which a laboratory establishes the measurement accuracy, in our case, at the biochemical level, of its laboratory processes. Analytical validation is a requirement of the authoritative NAM guidelines for multi-omics predictor development. Furthermore, analytical validity is one of the key elements that payers examine in their evaluative process for considering reimbursement.
The article referenced above described a rigorous analytical validation of our commercial mass spectrometry proteomic workflow. This work demonstrated the accuracy (when compared to a reference model), linearity, limits of quantitation, analytical specificity and resilience to differences in patient serum and common endogenous interferents for commercial processes used to report our test results. In particular, this work comprehensively examined individual proteomic analyte performance which, when combined into a proteomic score consisting of a ratio of mass spectrometric measurements, fundamentally enables the computation of risk of preterm delivery of a patient. The authors illustrated how the methodology may be used by others performing similar work in the proteomic biomarker discovery, development and clinical test production community. We believe that this work illustrates our leadership in clinical proteomics.
The Building Blocks of Successful Translation of Proteomics to the Clinic
In June 2018, Drs. Kearney and Boniface and two other experts in the field of proteomic test development published an article entitled “The Building Blocks of Successful Translation of Proteomics to the Clinic” in the journal Current Opinion in Biotechnology. To date, very few mass spectrometry-based proteomic tests have been commercialized. The common elements in the development of two commercially available proteomic clinical tests were examined in this paper, which described the experience of two organizations in bringing products from discovery to commercial availability. The authors demonstrated that the tests, the PreTRM test and a blood test used to assess the cancer risk of lung nodules discovered by radiology, covering completely different medical conditions, shared elements that elucidate their successful clinical development. The paper concludes that development of both the PreTRM test and the lung nodules test benefited from the use of an unbiased systems-biology strategy, adherence to NAM best practices, careful attention to analytic performance of biomarkers and the use of data normalization techniques. The purpose of this work was to demonstrate, both to the community and to regulators, principles that can be followed to successfully translate ‘omics research into actual clinical tests, and to offer insights to others on successful proteomic test development methods.
Commercialization
The beginning of life and end of life are widely recognized to be costly periods for health care services in the human life cycle. Health care insurers characterize preterm birth as an exceptionally costly condition, and a number of them develop data and models that underscore the economic impact of preterm births. Given the substantial economic benefits that arise from the use of the PreTRM test, we are pursuing an innovative commercialization strategy focused on accelerating broad use of the PreTRM test by collaborating with a major health benefits provider. We are collaborating with Anthem in the PRIME study to generate rigorous data across approximately 10 centers in their network. Anthem is paying us for PreTRM testing done as a part of that study at a specified rate per test, pursuant to a Laboratory Services Agreement described under "— Material Agreements" below. Furthermore, we have entered into an active commercial collaboration with Anthem to introduce PreTRM testing into its various health plans, supporting bundled payment mechanisms, including value-based contracting. We believe that entering the market with payment by a well-respected, data-driven company such as Anthem will significantly de-risk early commercialization and also strongly influence payers in their decisions to cover PreTRM testing for patients in their networks.
Generating publications and scientific presentations is a core pillar of our market awareness strategy and is important for establishing validity and utility of new products in the life sciences community. We plan to work closely with maternal fetal medicine experts, payers and key opinion leaders to generate clear use-cases, as well as peer-reviewed publications that illustrate our product performance claims and value proposition. We are working with more than 60 investigators world-wide. In addition, we plan to increase awareness by developing and deploying online and in-person training and educational tools that explain the PreTRM test and our proteomics and bioinformatics platform in easy-to-access, easy-to-understand and credible, scientifically rigorous ways.

We plan to build the full commercial team, composed of sales, marketing, customer service, and managed care personnel, required to effectively address this large market opportunity. We anticipate that our sales force will promote our products across the United States with a targeted focus on OB/GYNs and maternal-fetal medicine providers in the women’s health market, and we are building a sales team to call on physician offices to address the large OB/GYN sales channel opportunity. We are also recruiting an experienced market access team to secure contracts with commercial and governmental payers and self-insured employer groups, and plan to construct a multi-faceted digital marketing platform to scale consumer awareness and engagement. We are also evaluating the expansion of our business internationally, with the PreTRM test representing one potential avenue for expansion.
Our Clinical Laboratory Characteristics
Our PreTRM testing laboratory is based in Salt Lake City, Utah. We operate under federal regulations as a CLIA laboratory and are approved to provide our clinical testing across all 50 states. We undergo regular inspections from federal and state regulatory authorities, and our laboratory is certified by the College of American Pathologists, or CAP.
We have optimized our mass spectrometry-based proteomics workflow to be analytically validated to produce accurate and precise patient results. To meet the demands of the large intended use population of the PreTRM test, we have developed a new state-the-art affinity-capture mass spectrometry, or AC-MS, process. This higher through-put and lower-cost improvement to our current workflow utilizes custom monoclonal antibodies and magnetic beads. Affinity capture of our PreTRM test analytes using magnetic beads coated with antibodies is amenable to automated liquid handling robots using 96 or 384 well plates. Moreover, the AC-MS process results in a large decrease in the complexity of patient serum specimens in a single highly parallel and multiplexed step, which translates to shorter mass spectrometry processing times. We believe the AC-MS process can be leveraged to enable a many-fold increase in capacity and significantly decrease turn-around time and cost of goods sold. We also believe that custom antibodies developed for the AC-MS process facilitate the development of immunoassay kits that address the world-wide market. AC-MS and immunoassay versions of the PreTRM test may be suitable for paper-based dried specimen collection, or other low-cost specimen collection devices in the future.
Material Agreements
Anthem Commercial Collaboration Agreement
On February 17, 2021, we entered into a commercial collaboration agreement with Anthem, the Commercial Collaboration Agreement, relating to the commercialization of the PreTRM test.
Under this agreement, we will provide PreTRM tests to eligible individuals enrolled in, or serviced or covered by, the health insurance products of Anthem. We have also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Anthem. Pursuant to the agreement, Anthem will purchase a specified minimum number of tests from us for each of the first three years of the term of the agreement. We will submit monthly invoices to Anthem for the sale of the PreTRM test at the negotiated rates. Additionally, Anthem has agreed to pay us a specified minimum amount per year for the first three years of the term of the agreement.
We and Anthem have also agreed to form a Joint Operating Committee to oversee the relationship, comprised of two voting members each from Anthem and us. Anthem has been participating in our PRIME study, and at the conclusion of the PRIME study, under the Commercial Collaboration Agreement, we have agreed to enter into Anthem’s standard lab provider agreement.
Unless earlier terminated due to breach, the Commercial Collaboration Agreement will remain in effect until the later of (a) the third anniversary of the effective date or (b) the date on which Anthem has purchased a fixed number of PreTRM tests as agreed by the parties.
Anthem Laboratory Services Agreement
Effective on November 10, 2020, we entered into a laboratory services agreement with Anthem, called the Laboratory Services Agreement, relating to our provision of PreTRM tests and related services during the course of the PRIME study.

Under this agreement, we have agreed to provide clinical laboratory services as requested by participating physicians and other health care professionals, and will provide written reports to those physicians and professionals of the results of the services performed in accordance with the PRIME study. Anthem and we will collaborate on the conduct of the PRIME study, and Anthem will pay us a specified amount per test up to a specified maximum number of tests.
Unless earlier terminated due to breach, the Laboratory Services Agreement will remain in effect until the conclusion of the PRIME study, and it may thereafter be extended for additional terms of one year upon mutual agreement of the parties.
Labcorp Agreement
On January 9, 2017, we entered into a commercialization agreement, or the Commercialization Agreement, or the Agreement, with Laboratory Corporation of America Holdings, or Labcorp, whereby we appointed Labcorp as our exclusive distributor of the PreTRM test in the field of prediction of a patient’s likelihood to deliver a baby at less than 37 weeks’ gestation in the United States. On June 25, 2018, we amended the Agreement to (i) convert Labcorp's exclusive appointment to an appointment that is only exclusive with respect to certain types of laboratories and is otherwise non-exclusive, and (ii) to enable us to engage Labcorp to perform certain specimen collection, processing, and shipment services. This Agreement is automatically renewed annually unless Labcorp terminates with one year of notice or either party chooses to terminate it due to a material breach of the Agreement, an assignment, or a change in control involving us. The Agreement does not otherwise have a defined expiration date.
Pursuant to the Agreement, Labcorp shall perform specimen collection, processing, and shipment services in support of PreTRM tests as may be requested by us and our other distributors from time to time in accordance with the established Labcorp terms and conditions. We will perform the PreTRM test on each received specimen and thereafter provide the result.
Competition
The life science industry, including companies engaged in molecular diagnostics and proteomics, is characterized by rapidly advancing technologies, intense competition, substantial resources devoted to securing strong intellectual property protection and a focus on developing innovative, proprietary products. To our knowledge, however, there have been few successful efforts by others to date to discover, verify and validate prognostic biomarker tests to predict conditions of pregnancy, and we are aware of no competitors that have discovered, verified and broadly validated a blood-based biomarker test to predict a pregnant woman’s risk of a spontaneous preterm birth. We therefore believe that our PreTRM test has the benefit of strong first-to-market positioning and validated performance as we pursue our commercialization efforts. We consider our commercial collaboration with Anthem to be another advantageous competitive factor that we believe significantly de-risks our initial commercialization of the PreTRM test and can help encourage coverage decisions by third-party payers. In addition, we believe that our proprietary technology platform, including our extensive biobanks, advanced mass spectrometry approaches and bioinformatics capabilities, provides us with valuable competitive assets to utilize in discovering and developing other proteomics tests for pregnancy conditions, several of which are already in our pipeline. Coupled with the experience and expertise of our management and scientific teams, we believe we possess meaningful potential to compete in developing and commercializing important products to improve the health of mothers and babies.
Notwithstanding the foregoing advantages, given the potential market opportunity represented by the PreTRM test and other pregnancy-related proteomic tests that we may develop, we expect competition to emerge and intensify in the coming years, with one or more competitive prognostic tests resulting from competitors’ efforts. Competing products may arise from various sources, including molecular diagnostic companies, clinical laboratory companies, life sciences tool companies, third-party service providers, academic research institutions, governmental agencies and public and private research institutions. From time to time, results of early biomarker discovery work are published in scientific literature. These publications are demonstrative of interest in the field, but they characteristically lack evidence of strict adherence to the NAM guidelines for multi-omics prediction development and have not achieved rigorous validation of predictions of interest.
Many of the potential competitors that may emerge, either alone or with their collaborators, have significantly greater resources, established presence in the market, expertise in research and development and greater experience in laboratory operations, obtaining regulatory approvals, gaining reimbursement and commercializing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, conducting clinical studies, publishing scientific research and acquiring technologies that may be complementary to, or necessary for, the ongoing robustness of our discovery, development and commercialization efforts. Other smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.
Sales and Marketing
In February 2021, we entered into a Commercial Collaboration Agreement with Anthem relating to the commercialization of the PreTRM test. Under the agreement, we will provide PreTRM tests to eligible individuals enrolled in, or serviced or covered by, the health insurance products of Anthem. Pursuant to the agreement, Anthem will purchase a certain minimum number of tests from us for each of the first three years of the term of the agreement. Additionally, Anthem has agreed to pay us a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. Anthem has been participating in our PRIME study, and at the conclusion of the PRIME study, we agreed to enter into Anthem's standard lab provider agreement with longer term commercial pricing. We continue to engage with other commercial payers to close reimbursement contracts. These additional contracts could also enable an upfront negotiated reimbursement rate which could eventually result in revenues when health care providers order the PreTRM test.
Based on our commercial collaboration with Anthem, we initially deployed our U.S. based specialty OB-GYN commercial sales force to cover the key states where Anthem has a significant market share. We expect to expand our dedicated sales force into additional territories in the U.S. to cover the entire OB-GYN sales channel over time as we seek to enter into contracts with payers and employers.
Intellectual Property
We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. Our success depends in part on our ability to obtain and maintain intellectual property protection for our tests and technology. In particular, we seek to protect the PreTRM test and any potential future tests and technology related to biomarkers relevant to pregnancy and neonatal heath through a variety of methods, including seeking and maintaining patents intended to cover current and future tests and technology, their methods of use and processes for their manufacture, and any other inventions that are commercially important to the development of our business. We seek to obtain domestic and international patent protection which includes, in addition to filing and prosecuting patent applications in the United States, typically filing counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including Europe, Japan, Canada, Australia and China.
As of December 31, 2021, our intellectual property portfolio encompasses two issued U.S. patents, six pending U.S. non-provisional patent applications, one international patent application under the Patent Cooperation Treaty (PCT), nine granted foreign patents in China, France, Germany, Italy, Ireland, Japan, Spain, Russia, and the United Kingdom, over thirty pending foreign patent applications, and three U.S. provisional applications. Our owned patents and patent applications, if issued, are expected to expire between 2034 and 2042, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Within our intellectual property portfolio, we own two patent families that relate to our PreTRM test — a first patent family and a second patent family. The patent applications of the first patent family include composition claims directed to panels of biomarkers and corresponding method claims for determining probability for preterm birth, gestational age at birth or time to birth in a pregnant female. The first patent family includes a pending U.S. patent application, seven foreign patents granted in China, France, Germany, Italy, Ireland, Spain, and the United Kingdom, and 5 pending foreign patent applications in the EPO, China, Australia, Japan, and Canada. The granted patents and pending patent applications, if issued, are expected to expire in 2034, without taking into account maintenance, renewal, annuity, or other governmental fees. The patent applications of the second patent family include composition claims directed to compositions of biomarkers, panels of biomarkers, and corresponding method claims for determining probability for preterm birth in a pregnant female, and discloses methods for determining probability of gestational diabetes. The second patent family includes two issued U.S. patents, two foreign patents granted in Japan and Russia, one pending U.S. patent application and 10 pending foreign patent applications in the EPO, Canada, Australia, Japan, Hong Kong, Brazil, India, China, Israel and South Korea. The granted patents and pending patent applications, if issued, are expected to expire in 2036, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
We also own pending patent applications directed to other indications. One patent family relates to determining probability for preeclampsia in a pregnant female, and includes patent applications pending in the U.S., the EPO, Australia and Canada. The pending patent applications, if issued, are expected to expire in 2034, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. A second patent family relates to determining probability for preterm birth associated with preterm premature rupture of membranes in a pregnant female. It includes patent applications pending in the U.S., the EPO, Canada, Australia, Japan, China and Israel. The pending patent applications, if issued, are expected to expire in 2037, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. A third patent family relates to determining the estimated due date for a pregnant female, and includes patent applications pending in the U.S., the EPO, Canada and Australia. The pending patent applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. Two additional patent families relate to determining a pregnant female’s risk of developing placental dysfunction. It includes patent applications pending in the U.S., the EPO, Canada, Australia and Japan and one international patent application under the PCT. The pending patent applications, if issued, are expected to expire in 2039 and 2041, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. We also continue to file patent applications on new developments and improvements that may be important to our future business.
We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology. Please see “Risk Factors — Risks Related to Our Intellectual Property” for additional information on the risks associated with our intellectual property strategy and portfolio.
We continually assess and refine our intellectual property strategy in order to fortify our position, and file additional patent applications when our intellectual property strategy warrants such filings. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions, and improvements. With respect to our intellectual property, we cannot provide any assurance that any of our current or future patent applications will result in the issuance of patents in any particular jurisdiction, or that any of our current or future issued patents will effectively protect any of our tests or technology from infringement or prevent others from commercializing infringing tests or technology. Even if our pending patent applications are granted as issued patents, those patents may be challenged, circumvented or invalidated by third parties. Consequently, we may not obtain or maintain adequate patent protection for any of our tests or technology.
In addition to our reliance on patent protection for our inventions, tests and technology, we also rely on trade secrets, know-how, confidentiality agreements and continuing technological innovation to develop and maintain our competitive position. For example, some elements of manufacturing processes, analytics techniques and processes, as well as computational-biological algorithms, and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, advisors and consultants, these agreements may be breached and we may not have adequate remedies for any breach. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. For further discussion of the risks relating to intellectual property, see the section titled “Risk factors — Risks Related to our Intellectual Property.”

Government Regulation
Federal and State Regulations Related to Clinical Laboratories
Clinical Laboratory Improvement Amendments of 1988
As a clinical laboratory, we are required to hold certain federal certifications under CLIA to conduct our business. Our clinical laboratory facility located in Salt Lake City, Utah holds a CLIA Certificate of Accreditation.
We are also accredited by the CLIA to CAP. CMS has deemed CAP standards to be equally or more stringent than CLIA regulations, and CAP is authorized to inspect the laboratories that it accredits on CMS’ behalf.
Under CLIA, a laboratory is any facility that performs laboratory testing on specimens derived from human beings for the purpose of providing information for the diagnosis, prevention, or treatment of disease or the impairment or assessment of health. CLIA requires that such laboratories obtain certification from the federal government and maintain compliance with various operational, personnel qualification, facilities administration, quality control and assurance, and proficiency testing requirements intended to ensure the accuracy, reliability, and timeliness of patient test results. CMS, part of the U.S. Department of Health and Human Services, or HHS, administers the CLIA certification program. CLIA certification is also necessary to bill state and federal health care programs, as well as many private insurers, for laboratory testing services.
CLIA requires that we hold a certificate that specifies the categories of testing we perform and that we comply with certain standards applicable to such tests. In addition, CLIA specifies certain testing categories requiring periodic proficiency testing, and certified laboratories performing these tests must enroll in an approved proficiency testing program.
In addition, as a condition of CLIA certification, our laboratory is subject to survey and inspection every other year, as well as random inspections. These biannual surveys are typically conducted by CAP because we hold a CLIA Certificate of Accreditation.
Laboratories like ours that perform high-complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. A high-complexity CLIA-certified laboratory may develop, validate, and use proprietary tests referred to as laboratory developed tests, or LDTs. All of our current products are LDTs (as discussed further below under “Federal Oversight of Laboratory Developed Tests”). CLIA requires laboratories to demonstrate the analytical validity of any LDT used in clinical testing.
If our laboratory is determined to be out of compliance with CLIA requirements at any inspection or otherwise, we may be subject to sanctions such as suspension, limitation or revocation of our CLIA certificate, a directed plan of correction, on-site monitoring, civil monetary penalties, civil injunctive suits, criminal penalties, among other potential penalties, as well as significant adverse publicity, all of which may have a materially adverse impact on our business.
State Regulation of Clinical Laboratories
CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and a number of states have implemented their own more stringent laboratory regulatory requirements.
Our laboratory is located in Salt Lake City, Utah. Utah requires that laboratories located in this state hold a CLIA certificate (which we do), as well as approval by the Utah Department of Health, or UT DOH, to operate a laboratory. In addition to meeting CLIA requirements and holding a valid CLIA certificate, Utah requires that our laboratory timely notify the UT DOH of certain changes and demonstrate successful performance of proficiency testing in an approved proficiency testing program or approved alternative testing program. If our clinical laboratory is out of compliance with these standards, the UT DOH may revoke our approval to perform testing or potentially impose other remedial measures, any of which could materially affect our business. We maintain an approval in good standing with the UT DOH.
Additionally, several states require the licensure of out-of-state laboratories that accept specimens from those states and/or receive specimens from laboratories in those states. For example, in New York, our PreTRM test must be approved by the New York State Department of Health before it is offered in New York. As part of this process, the State of New York requires validation of our tests. New York State requires additional regulatory approvals for laboratories producing clinical results through the oversight of the NYS-CLEP program. Our laboratory is licensed by the appropriate state agencies in the states in which it operates, if such licensure is required. In particular, our laboratory holds state licenses or permits from and is subject to inspection by California, New York, Maryland, Pennsylvania and Rhode Island.
If a laboratory is out of compliance with state laws or regulations governing licensed laboratories, penalties may include suspension, limitation or revocation of the license, assessment of financial penalties or fines, or imprisonment. Loss of a laboratory’s state license may also result in the inability to receive payments from state and federal health care programs as well as private insurers, all of which may have a materially adverse impact on our business.
Other states beyond those from which our laboratory currently holds licenses may adopt licensure requirements in the future, which could require us to modify, delay or discontinue our operations in such jurisdictions. If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we intend to follow instructions from the state regulators as to how to comply with such requirements.
Regulation of Clinical Trials
We have conducted and are currently conducting a variety of studies for the PreTRM test and our other tests in development that involve clinical investigators at multiple sites in the U.S. We may need to conduct additional studies for the PreTRM test, as well as other tests we may offer in the future, to drive test adoption in the marketplace and reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for clinicians, adoption of our tests could be impaired and we may not be able to obtain reimbursement for them.
The conduct of clinical trials is also subject to extensive federal and institutional regulations, which regulations are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and welfare of study participants are protected. Most studies involving human participants must be reviewed and approved by, and conducted under the auspices of, a duly-constituted institutional review board, or IRB, which is a multi-disciplinary committee responsible for reviewing and evaluating the risks and benefits of a clinical trial for participating subjects and monitoring the trial on an ongoing basis. Companies sponsoring the clinical trials and investigators also must comply with, as applicable, regulations, guidelines and IRB requirements for obtaining informed consent from the study subjects, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. We believe our clinical trials conducted to date have met applicable regulatory requirements. The sponsoring company or the IRB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. In addition, studies involving human participants often require significant time and cash resources to complete and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results.
The International Committee of Medical Journal Editors, or ICMJE, requires trial registration as a condition of the publication of research results generated by a clinical trial. To fulfill this obligation organizations and individuals can provide the information required by ICMJE either to ClinicalTrials.gov, which is maintained by the U.S. National Institutes of Health, or to a World Health Organization registry. In accordance with this publication policy to ensure that our investigators can publish their findings, and to further our participant enrollment activities for various studies, we register all of the clinical trials that we sponsor with ClinicalTrials.gov.
Federal Oversight of Laboratory Developed Tests
Our first commercial product, the PreTRM test, is an LDT that we process in our single CLIA-certified central laboratory. Although the Food and Drug Administration, or FDA, has asserted that it has authority to regulate LDTs, it has historically exercised enforcement discretion and is not otherwise regulating most tests developed, manufactured and performed within a single high-complexity CLIA-certified laboratory. Any changes in FDA’s approach to regulation of LDTs generally, or its approach to regulating the PreTRM test specifically, could adversely impact our business.
FDA Oversight of LDTs
While clinical laboratory tests are regulated under CLIA, which is administered by CMS, as well as by applicable state laws, the FDA separately has jurisdiction over medical devices pursuant to its authority under the Food, Drug, and Cosmetic Act, or FD&C Act. In vitro diagnostic devices, or IVDs, intended for clinical purposes are a type of medical device under the FD&C Act and thus fall within the FDA’s jurisdiction, and the agency applies its authority under the FD&C Act to those IVDs and test kits that are manufactured, packaged, and distributed in interstate commerce. LDTs are considered to be a subset of IVDs that are designed, manufactured, and used within a single laboratory. The FDA regulates, among other matters, the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices, including IVDs, in the U.S. to ensure that such products on the domestic market are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices. Many of the instruments, reagents, kits or other consumable products used within our laboratory are regulated as medical devices and therefore must comply with FDA quality system regulations and certain other device requirements. We have policies and procedures in place to ensure that we source such materials from suppliers that are in compliance with any applicable medical device regulatory requirements.
Although the FDA has statutory authority to ensure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FD&C Act and regulations with respect to LDTs. Despite its exercise of enforcement discretion, for the last decade there have been proposals to modify how LDTs may be brought into a harmonized paradigm for oversight by the FDA and CMS. For example, in July 2010, the FDA held a two-day public meeting to obtain input on how to apply its authority to implement a reasonable, risk-based, and effective regulatory framework for LDTs. The agency later issued draft guidance and a 2017 Discussion Paper to allow for further public discussion about an appropriate LDT oversight approach and to give congressional committees the opportunity to develop a legislative solution.
Since 2017, Congress has been working on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework. In August 2018, the FDA recommended changes to draft legislation that had been released by Congress in 2017, which, if made law, would give the agency the authority to revoke approval, request raw data, and take corrective action against test developers. Legislators subsequently provided opportunities for additional stakeholders to provide input on the proposed reform legislation. In March 2020, a bipartisan group of members from both chambers of Congress formally introduced the Verifying Accurate, Leading-edge IVCT Development, or VALID Act, which would codify the term “in vitro clinical test”, or IVCT, and create a new medical product category for IVCTs separate from medical devices that includes products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. A substantively unchanged version of the VALID Act was re-introduced in both houses of Congress on June 24, 2021.
The future of the VALID Act is unclear. If the FDA decides to enforce regulation of all LDTs and undertakes notice-and-comment rulemaking to do so, or if the VALID Act or other legislation is passed, in either case reforming the federal government’s current oversight and regulation of LDTs, we may likely become subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements, and quality control requirements.
Moreover, HHS published a policy announcement in August 2020 stating that FDA must go through a notice-and-comment rulemaking process before requiring premarket review of LDTs as medical devices, rather than making such a change through guidance documents, compliance manuals, or other informal policy statements. HHS’s policy statement did not affect proposed legislation for the regulation of LDTs, such as the VALID Act described above. In November 2021, the Biden Administration withdrew that HHS policy announcement and ostensibly restored FDA's traditional regulatory oversight of LDTs. Future legislation or formal FDA regulatory framework affecting LDTs may have premarket application requirements prohibiting commercialization without FDA authorization and controls regarding modification to the tests that may require further FDA submissions. The process would likely be costly and time-consuming. We cannot be sure that the PreTRM test, or any new tests that we may develop or new uses for our products that we develop will be cleared or approved by the FDA in a timely or cost-effective manner, if cleared or approved at all. Even if such tests are cleared or approved, the products may not be cleared or approved for all indications. This could significantly limit the market for that product and may adversely affect our business.
If the FDA were to disagree with our conclusion that the PreTRM test falls within the scope of the agency’s LDT definition and that the PreTRM test is thus subject to FDA’s medical device authorities and implementing regulations, the agency could require that we obtain premarket approval or another type of device premarket authorization in order for us to commercialize the PreTRM test. As part of this process, we may also be required to conduct additional clinical testing before applying for commercial marketing authorization. Clinical trials must be conducted in compliance with FDA regulations in order to support a marketing submission to the agency for a regulated product, or the FDA may take certain enforcement actions or reject the data. Performing additional, new clinical studies and trials in order to obtain product approval from the FDA, if necessary, would take a significant amount of time and would substantially delay our ability to commercialize the PreTRM test, all of which would adversely impact our business.
Advertising of Laboratory Services and LDTs
Our advertising for laboratory services and tests is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission, or FTC, as well as certain state laws.
Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to (i) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (ii) seek monetary penalties and other relief for conduct injurious to consumers; and (iii) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.
Data Privacy and Security Laws
We believe that we have taken the steps required of us to comply with both federal and state health information privacy and security statutes and regulations, including genetic testing and genetic information privacy laws. However, existing laws regulating such matters continue to evolve, including through amendments, new interpretations and guidance, and, around the world, lawmakers continue to propose new laws regulating privacy and data security, and we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in laws regarding privacy or security could result in civil and/or criminal penalties, significant reputational damage and could have a material adverse effect on our business.
Federal Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established comprehensive federal standards for the privacy and security of health information. The HIPAA standards apply to health plans, health care clearing houses, and health care providers that conduct certain health care transactions electronically (Covered Entities), as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information. Title II of HIPAA, the Administrative Simplification Act, contains provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the health care system and the standardization of certain health care transactions. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures.
In 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act. or HITECH provisions of the American Recovery and Reinvestment Act of 2009. HITECH amended HIPAA and, among other things, expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements for Covered Entities and Business Associates. Regulations implementing major provisions of HITECH were finalized on January 25, 2013 through publication of the HIPAA Omnibus Rule. The Omnibus Rule contained significant changes for Covered Entities and Business Associates with respect to permitted uses and disclosures of Protected Health Information.
Under HITECH’s breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of HHS, or the Secretary. Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and, in some cases depending on the size of the breach, they must be reported through local and national media. Breach reports can lead to investigation, enforcement and civil litigation, including class action lawsuits. We are currently subject to the HIPAA regulations as a Covered Entity and maintain an active compliance program. We are subject to audit under the HHS’ HITECH-mandated audit program. We may also be investigated in connection with a privacy or data security complaint.

There are significant civil and criminal fines and other penalties that may be imposed for violating HIPAA. These fines are adjusted for inflation each year. A Covered Entity or business associate is liable for civil monetary penalties for a violation that is based on an act or omission of any of its agents, including a downstream business associate, as determined according to the federal common law of agency. Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and include civil monetary penalties. A single breach incident can violate multiple requirements.
Additionally, a person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalties, which increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. Proposed modifications to the HIPAA Privacy Rule were published in January of 2021 with a public comment period that ended in May of 2021. The content of any final rules and their impact on us is not yet known.
Further, submission of electronic health care claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH could result in delayed or denied payments. Any non-compliance with HIPAA and HITECH, and related penalties, could adversely impact our business.
State Privacy and Security Laws
In addition to federal enforcement, Covered Entities are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. Moreover, the HIPAA privacy, security, and breach notification regulations do not supersede state laws that are more stringent or provide individuals with greater privacy and security rights or greater access to their records.
The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, several states, such as California, have implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused.
California has also adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020 and became enforceable by the state attorney general on July 1, 2020. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.
The regulations issued under the CCPA have been modified several times. Additionally, a privacy called law the California Privacy Rights Act, or CPRA, was approved by California voters on November 3, 2020. The CPRA will modify the CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. Other states in the U.S. are considering privacy laws similar to the CCPA. In February 2021, the Virginia legislature became the second to enact a state-specific law called the Consumer Data Protection Act, or CDPA, which includes key differences from California’s law, further complicating compliance by industry and other stakeholders.
Other Federal and State Health Care Laws
A variety of state and federal laws prohibit fraud and abuse involving private insurers (as well as state and federal health care programs). These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, or DOJ, the Office of Inspector General for the Department of Health and Human Services, or OIG, and various state agencies.
Although we do not currently submit claims to federal or state health care programs or other third-party payers, we may do so in the future and thus seek to conduct our business in compliance with all federal and state fraud and abuse laws, regardless of the payer(s) covered by those laws. We are unable, however, to predict how these laws will be applied in the future or whether our arrangements will be subject to scrutiny under them by federal or state enforcement agencies.

Sanctions for violations of these laws may result in a range of penalties, including but not limited to significant criminal and civil fines and penalties, and loss of licensure. Any such penalties would adversely affect our business.
Anti-Kickback Statute
The Anti-Kickback Statute, or AKS, prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. “Remuneration” is broadly defined to include anything of value, which can include (but is not limited to) cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies or equipment. A person or entity does not need to have actual knowledge of the federal AKS or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government health care programs. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA.
Some states have their own AKS provisions that apply to claims submitted to private insurers. These statutes also typically have their own safe harbor provisions or they may cross-reference the AKS safe harbors.
From time to time, the OIG has issued Special Fraud Alerts describing the agency’s view of how certain arrangements between laboratories and referring physicians implicate and potentially violate the AKS. For example, the OIG issued such Alerts in December 1994 and June 2014, and an Alert related to speaker programs issued in November 2020 also applies to the business of laboratories. These Special Fraud Alerts do not have the force of law, but do provide insight into the agency’s potential enforcement priorities and its interpretation of the AKS as it relates to laboratories’ business practices. Similarly, state enforcement agencies may issue opinion letters that describe their interpretation of how the state AKS applies to certain arrangements, and also provide insight into that agency’s enforcement priorities.
The penalties for violating federal or state AKS provisions can be severe. Possible sanctions include criminal and civil penalties (including penalties under the FCA or a state law equivalent), imprisonment and possible exclusion from state or federal health care programs.
Physician Self-Referral Prohibitions
Subject to certain exceptions, the federal ban on physician self-referrals (referred to as the Stark Law) is a civil statute that prohibits physicians from referring Medicare and Medicaid patients to an entity providing certain designated health services, which include laboratory services, if the physician or his/her immediate family member has any financial relationship with the entity. Many states also have their own self-referral bans, which may extend to all self-referrals regardless of the payer, unless an exception applies.
Potential penalties for Stark Law violations include the return of funds received for all prohibited referrals, fines, civil monetary penalties (including penalties under the FCA or state law equivalents), and possible exclusion from state or federal health care programs.
Eliminating Kickbacks in Recovery Act
In October 2018, Congress enacted the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act, or SUPPORT Act. EKRA is an all-payer anti-kickback law that criminalizes paying any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory.
Although it appears that EKRA was intended to reach patient brokering and similar arrangements in the context of substance use recovery and treatment, the language in EKRA is broad. For example, as written, EKRA prohibits the payment of incentive compensation to sales employees, whereas such payments are expressly protected under the AKS and its safe harbors (and this practice is common in the industry). And most of the safe harbors available under the AKS are not reiterated under the EKRA’s exceptions. Therefore, compliance with an AKS safe harbor may not guarantee protection under the EKRA. EKRA thus potentially expands the universe of arrangements that could be subject to enforcement under federal fraud and abuse laws, as well as substantial penalties.

EKRA does permit the DOJ to issue regulations clarifying or expanding the statute’s exceptions, but such regulations have not yet been issued. Because, moreover, EKRA is a new law, there is little guidance to indicate how and to what extent it will be applied and enforced by government agencies. The relationships between laboratories and physicians, sales representatives, hospitals, and customers may be subject to scrutiny under this statute. If imposed for any reason, sanctions under the EKRA could have a negative effect on our business.
False Claims Act
The FCA imposes civil liability on any person or entity that, among other things, knowingly presents, or causes to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The FCA also prohibits the knowing retention of overpayments (sometimes referred to as “reverse false claims”). Under the reverse false claims provision, improperly retained overpayments must be repaid within 60 days of identification unless a favorable decision is obtained on appeal. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. The federal government may elect or decline to intervene in such matters, but if the government declines intervention, the whistleblower may still proceed with the litigation on the government's behalf.
Penalties for violating the FCA include payment of up to three times the actual damages sustained by the government, plus substantial per-claim civil penalties, as well as possible exclusion from federal health care programs.
Various states have enacted similar laws modeled after the FCA that apply to items and services reimbursed under Medicaid and other state health care programs, and, in several states, such laws apply to claims submitted to any payer, including private insurers.
There is also a federal criminal false claims statute that prohibits, in pertinent part, the making or presentation of a false claim, knowing such claim to be false, to any person or officer in the civil, military, or naval service or any department or agency thereof.
Health Care Fraud and False Statements
The federal health care fraud statute criminalizes knowingly and willfully defrauding a health care benefit program, including private insurers. A violation of this statute may result in fines, imprisonment, or exclusion from government health care programs. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making a materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for health care benefits, items, or services. A violation of this statute may result in fines or imprisonment.
Civil Monetary Penalties Law
The federal Civil Monetary Penalties Law, or CMP Law, prohibits, among other things, (1) the offering or transfer of remuneration to a Medicare or Medicaid beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. The penalties for violating the CMP Law include exclusion, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.
Physician Payments Sunshine Act
The federal Physician Payments Sunshine Act imposes reporting requirements on manufacturers of certain devices, drugs and biologics reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program, or CHIP, for certain payments and transfers of value by them (and in some cases their distributors) to physicians, teaching hospitals and certain advanced non-physician health care practitioners, as well as ownership and investment interests held by physicians and their immediate family members. The reporting program (known as the Open Payments program) is administered by CMS.

Because we develop our LDTs solely for use by or within our own laboratory and we do not currently receive reimbursement from Medicare, Medicaid, or CHIP, we believe we are exempt from these reporting requirements. We could, however, become subject to such reporting requirements under the terms of current CMS regulations, if (i) we begin submitting claims for reimbursement for our tests to Medicare, Medicaid, or CHIP; and (ii) the FDA requires us to obtain premarket clearance or approval for our tests as medical devices or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act.
Other Potentially Applicable State Laws
We are subject to state and foreign equivalents of each of the health care laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer. Many U.S. states have adopted laws similar to the AKS and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental payers, including private insurers. Such laws include fee-splitting restrictions, insurance fraud laws, anti-markup laws, prohibitions on waiving coinsurance, copayments, deductibles and other amounts owed by patients, and prohibitions on the provision of tests at no or discounted cost to induce physician adoption. Other potentially applicable state laws include direct billing requirements and prohibitions on the corporate practice of medicine. Many of our agreements may be subject to such laws. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Reimbursement and Billing
Coverage and Reimbursement
In the United States and markets in other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental health care programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Our ability to successfully commercialize our products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford treatments. Sales of these or other diagnostic testing that we may develop will depend substantially, both domestically and abroad, on the extent to which the costs of our tests will be paid by health maintenance, managed care, and similar health care management organizations, or reimbursed by government health care programs, private health coverage insurers and other third-party payers. If coverage and adequate reimbursement is not available, or is only partially available, we may not be able to successfully continue to commercialize our tests. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
Factors payers consider in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
In addition, market-based changes have affected and will continue to affect the clinical laboratory business. Reimbursement from private insurers for diagnostic testing may shift away from traditional, fee-for-service models to alternatives, including value-based, bundled, and other risk-sharing payment models.

The growth of the managed care sector and consolidation of managed care organizations, or MCOs may also present various challenges and opportunities to us and other clinical laboratories. For example, MCOs have different contracting philosophies. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of rates, while others adopt broader networks with more uniform fee structures for participating clinical laboratories, and still others use capitation rates to fix the cost of laboratory testing services for enrollees. Our revenues may vary depending on the MCOs with which we enter contracts, if we decide to enter such contracts.
In addition to the potential reductions in test reimbursement, we may also see a decline or change in test volumes as a result of increased controls over the utilization of laboratory services by third-party payers, particularly MCOs. For example, MCOs have implemented, either directly or through third parties, various types of laboratory benefit management programs, which may include lab networks, utilization management tools (such as prior authorization and/or prior notification), and claims edits, which impact coverage and reimbursement of clinical laboratory tests. Some of these programs address clinical laboratory testing broadly, while others are focused on certain types of testing.
Despite the potentially negative market changes related to reimbursement, several factors may positively impact test volume, including the expansion of managed care and private insurance exchanges. In addition, continued innovation in laboratory medicine will continue to foster greater appreciation of the value of women’s health diagnostics. Additional factors that may lead to future volume growth include an increase in the number and types of tests that are readily available (due to advances in technology and increased cost efficiencies).
The Protecting Access to Medicare Act of 2014
Reimbursement and billing for diagnostic services is highly complex. Laboratories must bill various payers, including private insurers and MCOs. While we have not historically billed state or federal health care programs for our testing, we expect to do so in the future. Submitting claims to various payers is complicated because each payer may have different billing requirements. Additionally, the audit requirements laboratories must meet to ensure compliance with applicable laws and regulations, as well as internal compliance policies and procedures, add further complexity to the billing process.
In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which substantially changed the way in which clinical laboratory services are paid under Medicare’s Clinical Laboratory Fee Schedule, or CLFS. Following the implementation of a unique PLA code for the PreTRM test in April 2021, this code was priced by CMS under the PAMA framework in November 2021 at $750. While this CMS price and how it may change over time under PAMA directly affect Medicare reimbursement for our testing, we do not currently bill Medicare in any material amount for our tests. However, PAMA and the CMS price have an indirect effect on rates paid by private insurers.
PAMA took effect on January 1, 2018 and requires certain clinical laboratories to report to CMS private insurer payment rates and volumes for their tests. CMS then takes the weighted-median of payments made by private insurers for these tests to set reimbursement under the CLFS for qualifying tests, subject to certain phase-in limits. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties.
CMS’s methodology under PAMA (as well as the willingness of private insurers to recognize the value of diagnostic testing and pay for that testing accordingly) renders private insurer payment levels even more significant. This calculation methodology has resulted in significant reductions in reimbursement, even though CMS imposed caps on those reductions. The reduction of reimbursement under the CLFS also affects rates paid by private insurers because those insurers often set their pricing for laboratory testing as a percentage of the amount set on the CLFS.
Given the many uncertainties built into PAMA’s price-setting process, we cannot predict how payments we receive from private insurers (or possibly from Medicare in the future), and thus our revenue, may change from year to year.
Health Care Reform and Legislation
We likewise cannot predict whether or when Congress or state legislatures may take steps to regulate or change pricing of laboratory testing, and thus affect the reimbursement we receive as well as our revenue. Examples of such initiatives might include changes to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, steps to address surprise billing, and increased price transparency, as well as administrative requirements that may continue to affect coverage, reimbursement, and utilization of laboratory services in ways that are currently unpredictable.

Since its enactment, there have been multiple attempts to repeal the ACA or significantly scale back its applicability, as a result of which, certain sections of the ACA have not been fully implemented or were effectively repealed. This could negatively impact reimbursement for our testing, adversely affect our test volumes and adversely affect our business, operating results, and financial condition. However, following several years of litigation in the federal courts, in June 2021, the United States Supreme Court upheld the ACA when it dismissed a legal challenge to the Act’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new Democrat-led presidential administration has been taking steps to strengthen the ACA and the 117th Congress is not expected to have the same interest in repealing the law, in part due to the health care economic impacts of the ongoing COVID-19 pandemic on many subsets of the U.S. population. Future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the U.S. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to delay in the purchasing decisions of our customers.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several state and federal health care programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. The suspension was subsequently extended through March 31, 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full sequester resuming thereafter.
Other Applicable Environmental, Health, And Safety Regulations
We are subject to numerous federal, state and local environmental, health and safety, or EHS, laws and regulations relating to, among other matters, safe working conditions, environmental protection, and handling or disposition of products, including those governing the generation, storage, handling, use, transportation, release, and disposal of hazardous or potentially hazardous materials, medical waste, and infectious materials.
Some of these laws and regulations also require us to obtain licenses or permits to conduct our operations. If we fail to comply with such laws or obtain and comply with the applicable permits, we could face substantial fines or possible revocation of our permits or limitations on our ability to conduct our operations.
Certain of our development activities involve use of hazardous materials, and we believe we are in compliance with the applicable environmental laws, regulations, permits, and licenses. However, we cannot ensure that EHS liabilities will not develop in the future. EHS laws and regulations are complex, change frequently and have tended to become more stringent over time.
Although the costs to comply with applicable laws and regulations, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.
Human Capital
As of December 31, 2021, we had 115 employees, including 113 full-time employees. Our headquarters are located in Salt Lake City, Utah. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
Talent Acquisition and Retention
We recognize that our employees largely contribute to our success. To this end, we support business growth by seeking to attract and retain best-in-class talent. We use internal and external resources to recruit highly skilled candidates for open positions. We believe that we are able to attract and retain superior talent as measured by our low turnover rate and high employee service tenure.

Total Rewards
Our total rewards philosophy has been to create investment in our workforce by offering a competitive compensation and benefits package. We provide employees with compensation packages that include base salary, annual incentive bonuses and long-term equity incentive awards. We also offer comprehensive employee benefits, such as life, disability and health insurance, health savings and flexible spending accounts, paid time off, and a 401(k) plan. It is our express intent to be an employer of choice in our industry by providing a market-competitive compensation and benefits package.
Health, Safety and Wellness
We have always invested, and will continue to invest, in the health, safety, and wellness of our employees. We provide our employees with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being.
Our investments and the prioritization of employee health, safety, and wellness have taken on particular significance in light of the COVID-19 pandemic. To protect and support our team members, we have implemented health and safety measures that include maximizing personal workspaces, altering work schedules and performing asymptomatic COVID-19 testing regularly for employees who work on site. To aid in containing the spread of COVID-19, we have implemented remote-work options and have limited employee travel. We continue to monitor this evolving situation and will continue to seek programs to educate and assist employees whenever possible.
Diversity, Equity, and Inclusion
We believe a diverse workforce is critical to our success. Our mission is to value differences in races, ethnicities, religions, nationalities, genders, ages and sexual orientations, as well as education, skill sets and experience. We are focused on inclusive hiring practices, fair and equitable treatment, organizational flexibility and training and resources.
Training and Development
We believe in encouraging employees in becoming lifelong learners by providing ongoing learning and leadership training opportunities. While we strive to provide real-time recognition of employee performance, we have a formal annual review process not only to determine pay and equity adjustments tied to individual contributions, but to identify areas where training and development may be needed.
Available Information
Our website address is www.seraprognostics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at seraprognostics.com/investors/ when such reports are available on the SEC's website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before investing in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment.

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
•We rely on third parties for specimen collection, including phlebotomy services, and commercial courier delivery services, and if these services are disrupted, our business will be harmed.
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
•If we lose the services of our Chairman, President and Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.
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
•If the validity of an informed consent from a patient is challenged, we could be precluded from billing for such patient’s testing, be forced to stop performing certain tests, forced to exclude the patient’s data or specimens from clinical trial results or be subject to lawsuits or regulatory enforcement.
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
•Sales of a substantial number of shares of our Class A common stock by our existing stockholders in the public market could cause our stock price to fall.
•Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred net losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.
We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our initial public offering, or IPO. Our net loss for the years ended December 31, 2021 and 2020 was $35.0 million and $19.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $166.5 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop, and commercialize new products.
Other than revenues from the sale of the PreTRM test, we do not expect to generate revenues from other sources in the immediate future. It is possible that we will not generate sufficient revenue from the sale of our products to cover our costs, including research and development expenses related to furthering our product pipeline, and achieve or sustain profitability. A significant element of our business strategy is to increase and maintain our in-network coverage with third-party payers. However, third-party payers, such as commercial insurers and government health care programs, may decide not to reimburse for the PreTRM test, may not reimburse for uses of the PreTRM test for the pregnant patient population, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses. Many third-party payers currently either have negative coverage determinations or otherwise do not reimburse for low-risk patient preterm birth screening tests. State Medicaid programs currently do not reimburse for our tests; third-party payers are increasingly requiring that prior authorization be obtained prior to conducting testing as a condition to reimbursing for it, which may reduce and/or delay the reimbursement amounts.
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
Our quarterly and annual results of operations, including our revenues, gross margin, net loss, and cash flows, may vary from period to period as a result of a variety of factors, many of which are outside of our control, including those listed elsewhere in this “Risk Factors” section, and as a result, period-to-period comparisons of our operating results may not be meaningful. Our quarterly and annual results should not be relied upon as an indication of future performance. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results. Fluctuations in quarterly and annual results and key metrics may cause our results to fall below our financial guidance, if any, or other projections or goals, or the expectations of analysts or investors, which could adversely affect the price of our Class A common stock.
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

•we may encounter difficulties with transportation logistics and regulations associated with shipping blood specimens, including infrastructure conditions and transportation delays;
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
We currently operate a CLIA-certified laboratory facility in Salt Lake City, Utah, which processes the PreTRM test that represents the source of substantially all of our revenues. Our facility could be harmed or rendered inoperable, or our supplies or other assets could be damaged or destroyed, by natural or man made disasters, including earthquakes, severe weather, flooding, power outages, and contamination, including as a result of the COVID-19 pandemic, which may render it difficult or impossible for us to operate our business and/or perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable — for even a short period of time — may harm our reputation and result in a material adverse effect on our revenues.

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
We have conducted and are currently conducting a variety of observational and interventional studies for the PreTRM test and our other tests in development that involve clinical investigators at multiple sites in the United States. We may need to conduct additional studies for the PreTRM test, as well as other tests we may offer in the future, to drive test adoption in the marketplace and reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for clinicians, or if our results are unfavorable, adoption of our tests could be impaired.
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
Peer-reviewed publications regarding our products and product candidates may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from clinical studies, as well as delays in the review, acceptance, and publication process. If our products or product candidates or the technology underlying our current or future products or product candidates do not receive sufficient favorable exposure in peer-reviewed publications, or are not published, the rate of health care provider adoption of our tests and positive reimbursement coverage decisions for our tests and other products could be negatively affected. The publication of clinical data in peer-reviewed journals can be a crucial step in commercializing and obtaining reimbursement for tests, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA marketing authorizations should we decide to do so for business reasons, or should we be required to submit applications to the FDA or other health authorities seeking such authorizations.
In addition, clinical trials must be conducted in accordance with applicable laws and subject to the oversight of Institutional Review Boards, or IRBs, at the medical institutions where the clinical trials are conducted. We rely on clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions to conduct our clinical trials in compliance with applicable human subject protection regulations and Good Clinical Practice, or GCP, requirements. To the extent our collaborators fail to enroll participants for our clinical trials, fail to conduct our trials in compliance with applicable law and GCP requirements, or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays, or both.
Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as additional data become available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and these results and related findings and conclusions may be subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or have had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line or preliminary data that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary top-line data we previously published. As a result, preliminary, interim, and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim, and top-line data and final data could significantly harm our business prospects and may cause the price of our Class A common stock to fluctuate or decline.
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
A fundamental component of our platform is our proprietary and continually growing biobank, consisting of comprehensive, clinically and demographically annotated blood specimens collected from more than 10,500 pregnant U.S. women, representing the broad demographic and geographic diversity inherent in the U.S. population. This biobank is maintained at our facility in Salt Lake City, Utah, in a secure environment. If the specimens and information contained in the biobank were to become compromised or destroyed, through contamination, theft, a cybersecurity breach, a natural disaster or otherwise, our ability to rely on the data represented in the biobank could be significantly impaired, which could materially harm our business, operating results, prospects or financial condition.
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
•logistics and regulations associated with shipping specimens, including infrastructure conditions and transportation delays;
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

We rely on third parties for specimen collection, including phlebotomy services, and commercial courier delivery services, and if these services are disrupted, our business will be harmed.
We rely on third parties to perform specimen collection, including phlebotomy services, and to transport specimens to our laboratory facility in a timely and cost-efficient manner. Disruptions in these services, whether due to any natural or other disasters, pandemics, acts of war or terrorism, shipping embargoes, labor unrest, political instability or similar events could adversely affect specimen integrity and our ability to process specimens in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.
In addition, our relationships with these service providers could be scrutinized under federal and state health care laws such as the federal Anti-Kickback Statute and the Stark Law, and their implementing regulations, to the extent, for example, that these services provide a financial benefit to or relieve a financial burden for a potential referral source. If our operations are found to be in violation of any of these laws and regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, refunding of payments received by us, exclusion from government health care programs, and/or curtailment or cessation of our operations, among other potential penalties, any of which could harm our reputation and adversely affect our business, operating results, and financial condition.
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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for sales, scientific, medical, laboratory, research and development, and other technical personnel. The turnover rate of such personnel can be high. We may, from time to time, experience difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for highly qualified personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations to their former employers, which occurs from time to time. Furthermore, to the extent that we are unable to retain our employees and they leave our company to join one of our competitors, we cannot assure you that any invention, non-disclosure or non-compete agreements we have in place will provide meaningful protection against a departing employee’s unauthorized use or disclosure of our confidential information.
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
We may need to raise additional funds through equity or debt financings, corporate collaborations or licensing arrangements to continue to fund or expand our operations. Additional capital, if needed, may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities, or grant of equity or equity-linked securities in connection with any debt financing, will dilute stockholders’ ownership interests in us and may have an adverse effect on the price of our Class A common stock. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. To the extent that we raise capital through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.
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
In response to these public health directives and orders, we have implemented work-from-home policies for most of our employees. The effects of new variants of the virus, executive orders, shelter-in-place orders, and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to monitor state and local quarantine, shelter-in-place orders, executive orders, and similar government orders and have begun reopening our offices to allow certain employees to return to the office, as needed, in accordance with our reopening plan, which is based on a phased approach that is appropriately tailored for each of our offices, with a focus on employee safety and optimal work environment.
Quarantines, shelter-in-place orders, executive orders, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities, or the availability or cost of materials we use or require to conduct our business, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in our laboratory operations and research and development activities may be located in areas that are subject to executive orders and shelter-in-place orders. While many of these materials may be obtained from more than one supplier, port closures and other restrictions resulting from the COVID-19 pandemic or future pandemics may disrupt our supply chain or limit our ability to obtain sufficient materials to operate our business. Furthermore, the COVID-19 pandemic has resulted in a decrease in the number of patient visits to health care providers. As a result of the COVID-19 pandemic, or similar pandemics, we have experienced disruptions that impacted our business and may see further disruptions that could cause further impacts, including on our ability to successfully commercialize the PreTRM test in the United States.
In addition, our clinical trials could be affected by the COVID-19 pandemic. The primary impacts to our business have been the early cessation of enrollment in our AVERT PRETERM TRIAL in March 2020, the delayed commencement of enrollment in our PRIME study until November 2020 and limited access to ordering clinicians as we have initiated the commercialization of our PreTRM test. Enrollment of 2,800 PRIME study patients is expected in late 2022, and the interim analysis is expected to occur in the first half of 2023, depending on disruption due to COVID-19 conditions. If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies, and clinical trials, including potential timing delays.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically, including by causing a significant reduction in laboratory testing volumes. In addition, reimbursements for our tests may also be delayed if third-party payers’ processing is impacted by the COVID-19 pandemic and work-from-home policies and other operational limitations mandated by federal, state, and local governments as a result of the pandemic. While the potential economic impact brought by COVID-19, and the duration of such impact, may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our Class A common stock.
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
We have implemented and strive to continuously develop and improve compliance policies and procedures intended to train our sales, billing, marketing, and other personnel regarding compliance with state and federal laws applicable to our business. Our efforts to implement appropriate monitoring of compliance with such policies and procedures are likewise ongoing. Despite our compliance policies and procedures, and related training and monitoring, we may experience situations in which employees may have failed to fully adhere to our policies and applicable laws in the past or in which they fail to adhere to applicable policies and/or laws in the future. Such failures may subject us to administrative, civil, and criminal actions, penalties, damages, fines, individual imprisonment, exclusion from participation in federal health care programs, refunding of payments received by us, and curtailment or cessation of our operations. In addition, commercial third-party payers may refuse to provide all or any reimbursement for tests administered, seek repayment from us of amounts previously reimbursed and harm our ability to secure network contracts with third-party payers. Any of the foregoing could adversely affect our revenue, cash flow, and financial condition, and reduce our growth prospects.
If we lose the services of our Chairman, President and Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.
Our success depends in large part upon the continued service of our senior management team. In particular, our Chairman, President and Chief Executive Officer, Gregory C. Critchfield, M.D., M.S. is critical to our vision, strategic direction, culture, products and technology. In addition, we do not maintain key-man insurance for Dr. Critchfield or any other member of our senior management team. The loss of our Chairman, President and Chief Executive Officer or one or more other members of our senior management team could have an adverse effect on our business.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2021, we had federal NOL carryforwards of approximately $159.9 million, of which, $70.3 million, if not utilized, begin to expire in 2028. Approximately $89.6 million of these federal NOLs can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”
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
In the United States and markets in other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment or tests. Adequate coverage and reimbursement from third-party payers such as federal and state health care programs (e.g., Medicare and Medicaid) and commercial payers is critical to new product acceptance. Our business depends on our ability to obtain or maintain adequate reimbursement from third-party payers. We expect third-party payers such as third-party commercial insurers to be our most significant source of payment in the near future. In particular, we believe that for our company to achieve commercial success, it will be necessary to gain acceptance from third-party payers for the PreTRM test, and to obtain positive coverage determinations and favorable reimbursement rates from third-party payers for our tests over time. We do not yet know, however, whether and to what extent certain of our products, including those under development, will be covered or reimbursed. If we are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in-network status with, third-party payers for our existing or future tests or other products, our ability to generate revenues will be limited. For example, health care providers may be reluctant to order our tests or other products due to the potential of a substantial cost to the patient if coverage or reimbursement is unavailable or insufficient. Such coverage and reimbursement may depend upon a number of factors, including the determination that the test and its use or administration for a particular patient are:
•a covered benefit;
•safe, effective, and medically necessary;
•appropriate for the specific patient;
•supported by guidelines established by the relevant professional societies;
•approved in any states where specific assay approval is necessary;
•cost-effective; and
•neither experimental nor investigational.
In the United States, the Centers for Medicare & Medicaid Services, or CMS, an agency within the United States Department of Health and Human Services, or HHS, and its Medicare Administrative Contractors make decisions regarding Medicare coverage for new tests. Other third-party payers, including commercial insurers, often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and both CMS and certain commercial insurers may have sufficient market power to demand significant price reductions. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.
Obtaining coverage and reimbursement approval for a test from each third-party payer is a time-consuming and costly process that could require us to provide to each payer supporting scientific, clinical, patient insurance eligibility and benefits, and billing-related information. We may not be able to provide data sufficient to satisfy third-party payers that the test should be covered and reimbursed. There is substantial uncertainty whether any particular payer will cover and reimburse the use of any test incorporating new technology. Even when a payer determines that a test is eligible for reimbursement, the payer may impose coverage limitations that preclude payment under certain circumstances or for certain patient populations. Moreover, eligibility for coverage does not imply that any test will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new tests, if applicable, may also not be sufficient to cover our costs and may not be made permanent. In some instances, payment may only be obtained by obtaining prior authorization and/or engaging in lengthy and costly appeals processes. Reimbursement rates may vary, for example, according to the use of the test and the clinical setting in which it is used, and may reflect budgetary constraints and/or imperfections in Medicare, Medicaid or other data used to calculate these rates.
There have been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for health care products and services, which may affect payments for our tests. Third-party payers, including CMS, frequently change coverage policies, product and service codes and payment methodologies and reimbursement amounts. Due in part to actions by third-party payers, the health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates and negotiating reduced payment schedules with service providers for certain products and/or services.
Our inability to promptly obtain coverage and profitable reimbursement rates from third-party payers for our tests could have a material and adverse effect on our business, operating results, and financial condition.
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
If eligible for reimbursement, laboratory tests are generally classified for reimbursement purposes under CMS's Healthcare Common Procedure Coding System, or HCPCS, and the American Medical Association's, or AMA, Current Procedural Terminology, or CPT, coding systems. We, and payers, generally must use those coding systems to bill, and pay for, testing, respectively. Once an HCPCS or CPT code is created or established, CMS establishes payment rates and coverage rules for that code under Medicare. Commercial insurers likewise establish their own payment rates and coverage rules for that code.
The AMA has issued a unique CPT® Proprietary Laboratory Analysis, or PLA, code for the PreTRM test. This code was priced at $750 by CMS in November 2021. Before the AMA issued a CPT PLA code for the PreTRM test, we submitted claims for reimbursement using CPT codes existing at the time based on the guidance of outside coding experts.
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
It is possible that payers could dispute our billing or coding from time to time. Payers may likewise seek to recoup reimbursements already paid, and we expect that such disputes and requests for recoupment may arise. Third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid. There is also a risk that the CPT codes we previously submitted, are currently submitting, or will submit in the future on claims will be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on, for example, the CPT code used, the modifier attached, or the number of units billed. Claims for recoupment require the time and attention of our management and other key personnel, which can be a distraction from operating our business.
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
If a third-party payer denies coverage, or if the patient has a large deductible or co-insurance amount, it may be difficult for us to collect from the patient, and we may not be successful in doing so. If we are in-network, we may be contractually prohibited from seeking payment from the patient. If we are out-of-network, we may be unable to collect the full amount of a patient’s responsibility, despite our good faith efforts to collect. As a result, we may not always be able to collect the full amount due for our tests if third-party payers deny coverage, cover only a portion of the billed amount or the patient has a large deductible, which could cause payers to raise questions regarding our billing policies and patient collection practices.
We believe that our practices with respect to billing and collecting patient responsibility amounts are compliant with applicable laws; however, we may in the future receive inquiries from third-party payers regarding our practices in these areas. There is no guarantee that we will be successful in addressing such concerns, and if we are unsuccessful, this may result in a third-party payer deciding to reimburse for our tests at a lower rate or not at all, seeking recoupment of amounts previously paid to us, or bringing legal action to seek reimbursement of previous amounts paid. Any such occurrences could cause reimbursement revenue for our testing, which constitutes the large majority of our revenue, to decline. Additionally, if we were required to make a repayment, such repayment could be significant, which could have a material and adverse effect on our business, operating results, and financial condition.
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
In addition, the terms of any such agreement may require a physician or qualified practitioner’s signature on test requisitions or require other controls and procedures prior to conducting a test. In particular, third-party payers have been increasingly requiring prior authorization to be obtained prior to conducting a test as a condition to reimbursing for the test. If the payers were to do so for the PreTRM test, it could place a burden on our billing operations and require us to dedicate resources to monitor that these prior authorization requirements are met. To the extent we or the health care providers ordering our tests do not follow the prior authorization requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us, or may not receive some or all of the reimbursement amounts to which we would otherwise be entitled. This may occur in the future, which could have a material and adverse effect on our business, operating results, and financial condition.
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
Even if we are being reimbursed for our tests, third-party payers may unilaterally review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests. Federal and state health care programs as well as commercial insurers continue to increase their efforts to control the cost, utilization, and delivery of health care services by demanding price discounts or rebates and limiting coverage of, and amounts they will pay for, molecular tests. These measures have resulted in reduced payment rates and decreased utilization in the clinical laboratory industry. Because of these cost-containment measures, third-party payers — including those that may reimburse our tests in the future — may reduce, suspend, revoke or discontinue payments or coverage at any time. Reduced reimbursement of our tests may harm our business, operating results, and financial condition.
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
We may be considered to be an out-of-network provider with respect to the large commercial insurers from which we may receive reimbursement from in the future. Physician groups and other health care providers may view this negatively and may insist upon only using laboratories that are in-network with their patients’ insurance companies. These types of decisions could reduce our revenue and harm our financial condition.
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
There have been multiple attempts to repeal the ACA or significantly scale back its applicability, as a result of which, certain sections of the ACA have not been fully implemented or were effectively repealed. This could negatively impact reimbursement for our testing, adversely affect our test volumes and adversely affect our business, operating results, and financial condition. However, following several years of litigation in the federal courts, in June 2021, the United States Supreme Court upheld the ACA when it dismissed a legal challenge to the Act’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new Democrat-led presidential administration has been taking steps to strengthen the ACA and the 117th Congress is not expected to have the same interest in repealing the law, in part due to the health care economic impacts of the ongoing COVID-19 pandemic on many subsets of the U.S. population. Future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the U.S. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to delay in the purchasing decisions of our customers.
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
The implementation of Medicare rates pursuant to PAMA has negatively impacted overall pricing and reimbursement for many clinical laboratory testing services and may do so in the future. Since January 1, 2018, the Medicare payment rate for these tests is equal to the weighted median private payer rate reported to CMS, which for many tests is lower than the previous CLFS payment rates due to the often lower negotiated commercial insurer rates applicable to large commercial laboratories that were required to report data to CMS. Likewise, because commercial insurers often base their pricing for laboratory testing on a percentage of the price set on the CLFS, PAMA has in turn affected rates paid by commercial insurers.
Although we have not historically submitted claims to Medicare or other state and federal health care programs, the rates paid by these programs have been the subject of controversy in the industry, including a lawsuit by the American Clinical Laboratory Association, and it is unclear whether and to what extent the new rates may change.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several state and federal health care programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. The suspension was subsequently extended through March 31, 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full sequester resuming thereafter.
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
If the validity of an informed consent from a patient is challenged, we could be precluded from billing for such patient’s testing, be forced to stop performing certain tests, forced to exclude the patient’s data or specimens from clinical trial results or be subject to lawsuits or regulatory enforcement.
We are required to ensure that all clinical data and blood specimens that we receive have been collected from subjects who have provided appropriate informed consent for us to perform our testing, both commercially and in clinical trials. Among other things, in our consent forms, we seek to ensure that the subjects from whom the data and specimens are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. A subject’s informed consent could be challenged in the future, and the informed consent could prove invalid, unlawful or otherwise inadequate for our purposes. Any such findings against us, or our partners, could deny us access to, or force us to stop, testing specimens in a particular territory or could call into question the results of our clinical trials. We could also be precluded from billing third-party payers for tests for which the underlying informed consents are challenged, or we could be requested to refund amounts previously paid by third-party payers for such tests. We could become involved in legal challenges or regulatory enforcement, which could require significant management and financial resources and adversely affect our operating results.
Risks Related to Government Regulation
We may be adversely impacted by changes in laws and regulations, or in their application.
The health care industry in which we operate is highly regulated, and failure to comply with applicable regulatory, supervisory, accreditation, registration, or licensing requirements may adversely affect our business, operating results, and financial condition. The laws and regulations governing our research and marketing efforts are extremely complex and in many instances there are no clear regulatory or judicial interpretations of these laws and regulations, which increases the risk that we may be found to be in violation of these laws.
Furthermore, the industry is growing, and regulatory agencies such as HHS or the FDA may apply heightened scrutiny to new developments. While we have taken steps to ensure compliance with current regulatory frameworks in all material respects as historically enforced by the applicable regulatory agencies, given the highly complex and often unclear guidelines, there could be areas where we are unintentionally and unknowingly noncompliant. Any change in the federal or state laws or regulations relating to our business may require us to implement changes to our business or practices, and we may not be able to do so in a timely or cost-effective manner. Should we be found to be noncompliant with current or future regulatory requirements, we may be subject to sanctions that could include changes to our operations, adverse publicity, substantial financial penalties, exclusion from state and federal health care programs, and criminal proceedings, which may adversely affect our business, operating results, and financial condition by increasing our cost of compliance or limiting our ability to develop, market, and commercialize our products.
In addition, there has been a recent trend of increased U.S. federal and state regulation of payments made to physicians, which are governed by laws and regulations including the Stark Law, the federal Anti-Kickback Statute, the Physician Payments Sunshine Act, the Eliminating Kickbacks in Recovery Act of 2018, and the federal False Claims Act, as well as state equivalents of such laws.
While we have implemented and strive to continuously develop and improve compliance policies and procedures intended to address compliance with applicable federal and state laws and regulations, including applicable fraud and abuse laws and regulations such as those described in this risk factor, the evolving commercial compliance environment and the need to build and maintain robust and scalable systems to comply with regulations in multiple jurisdictions with different compliance and reporting requirements increases the possibility that we could inadvertently violate one or more of these requirements.
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
As a clinical laboratory, our business is subject to regulation by CMS through its Clinical Laboratory Improvement Amendments of 1988, or CLIA, program. The CLIA program regulates the quality of most laboratory testing performed on human specimens in the United States. CLIA regulations establish quality standards for laboratory testing in an effort to ensure the accuracy, reliability, and timeliness of patient results. To that same end, CLIA regulations require clinical laboratories to obtain a CLIA certificate and to meet specific standards with respect to operations, personnel, facilities, quality control and assurance, administration, participation in proficiency testing, and patient test management. CLIA certification is also required in order for us to be eligible to bill federal and state health care programs, as well as commercial insurers for our tests. To renew and maintain our CLIA certification, we are subject to survey and inspection every two years. Our laboratory holds a CLIA Certificate of Accreditation.
Our laboratory is also accredited by the College of American Pathologists, or CAP. CMS has deemed CAP standards to be equally or more stringent than CLIA regulations and has approved CAP as a recognized accrediting organization. Inspection by CAP is performed in lieu of inspection by CMS for CAP-accredited laboratories. Because we are accredited by the CAP Laboratory Accreditation Program, we are deemed to also comply with CLIA. Many commercial insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests.

CMS has the authority to impose a wide range of sanctions, including revocation of the CLIA certification, directed plans of correction, onsite monitoring, civil monetary penalties, civil injunctive suits, a bar on the ownership or operation of a CLIA-certified laboratory by any owners or operators of the deficient laboratory, and many others, depending on the nature of the CLIA violation. Any sanction imposed under CLIA and its implementing regulations, including but not limited to those applicable to proficiency testing, or our failure to renew a CLIA certificate, could have a material and adverse effect on our business, operating results and financial condition. If we were to lose our CLIA certification, we would not be able to operate our clinical laboratory or conduct our testing, which would adversely impact our business, operating results, and financial condition. In such case, even if we were able to bring our laboratory back into compliance, we could incur significant expenses and lose revenue while doing so. Failure to maintain CAP accreditation could likewise have a material adverse effect on the sales of our tests and the results of our operations.
Our laboratory is located in Salt Lake City, Utah. Utah requires that laboratories located in this state hold a CLIA certificate (which we do), as well as approval from the Utah Department of Health, or UT DOH, to operate a laboratory. In addition to meeting CLIA requirements and holding a valid CLIA certificate, Utah requires that our laboratory timely notify the UT DOH of certain changes and demonstrate successful performance of proficiency testing in an approved proficiency testing program or approved alternative testing program. If our clinical laboratory is out of compliance with these standards, the UT DOH may revoke our approval to perform testing or potentially impose other remedial measures, any of which could materially affect our business. We maintain an approval in good standing with the UT DOH.
Moreover, several states require that out-of-state laboratories hold laboratory licenses from those states in order to test specimens from patients, or accept specimens from laboratories, in those states. One such state is New York. As part of the laboratory licensure process, the New York Department of Health, or NY DOH, requires that laboratories seeking licensure establish the analytic and clinical performance characteristics of all tests performed, and also imposes specific review and approval requirements on certain categories of testing, including laboratory developed tests, or LDTs. As an LDT, our PreTRM test is thus subject to this NY DOH review and approval process.
We have obtained licenses from states where we believe we are required to be licensed. From time to time, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from those states, and it is possible that other states do have such requirements or will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we expect to seek to comply with such requirements. However, there is no assurance that we will be able to obtain any such required license for the particular state.
If a clinical laboratory is out of compliance with state laboratory licensure laws and regulations, the state authority may suspend, restrict or revoke the license to operate the clinical laboratory, assess substantial civil money penalties, or impose specific corrective action plans. If we were to lose a required state license, we would not be able to operate our clinical laboratory and conduct our tests, in full or in particular states, which would adversely impact our business, operating results, and financial condition. Any such actions could materially affect our business.
The FDA may undertake rulemaking to regulate Laboratory Developed Tests or Congress may reform the current legal requirements applicable to LDTs, in which case we may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests or launching any other tests we may develop, which may increase the cost of conducting, or otherwise harm, our business.
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
In addition, since 2017, Congress has been working on legislation to create an LDT and In Vitro Diagnostic, or IVD, regulatory framework that would be separate and distinct from the existing medical device regulatory framework. In March 2020, a bipartisan group of members from both chambers of Congress formally introduced the Verifying Accurate, Leading-edge IVCT Development, or VALID Act, which would codify the term “in vitro clinical test”, or IVCT, and create new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. A substantively unchanged version of the VALID Act was re-introduced in both houses of Congress on June 24, 2021.
Moreover, HHS published a policy announcement in August 2020 stating that FDA must go through a notice-and-comment rulemaking process before requiring premarket review of LDTs as medical devices, rather than making such a change through guidance documents, compliance manuals, or other informal policy statements. Although the ultimate impact of HHS’s policy statement on the FDA’s plans for regulating LDTs and its current thinking relating to this category of diagnostic testing products is unclear, the August 2020 announcement appears to confirm that laboratories may commercialize LDTs for clinical use without submitting such tests for FDA premarket review and marketing authorization under the medical device regulatory framework. HHS’s policy statement did not affect proposed legislation for the regulation of LDTs, such as the VALID Act described above. In November 2021, the Biden Administration withdrew that HHS policy announcement and ostensibly restored FDA's traditional regulatory oversight of LDTs.
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
As our operations and business grow, we may become subject to or affected by new or additional privacy and security laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH (collectively, HIPAA) requires organizations like ours to develop and implement policies and procedures with respect to information that is protected under HIPAA, called protected health information, or PHI, that is used or disclosed in connection with our testing services, including the adoption of administrative, physical, and technical safeguards to protect such information.
HIPAA further requires organizations subject to HIPAA, called “covered entities” to notify affected individuals without unreasonable delay and in no case later than 60 calendar days following discovery, of certain unauthorized access, uses, or disclosures of PHI. If a breach affects 500 individuals or more in a particular state or jurisdiction, covered entities must report it to the HHS and local media contemporaneously with notice to affected individuals, and HHS will post information regarding the breach, including the name of the entity reporting the breach, on its public website. If a breach affects fewer than 500 individuals, the covered entity must notify HHS within the first 60 days of the following calendar year in which the breach occurred.
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
Certain states have also adopted privacy and security laws and regulations, some of which may be more stringent than HIPAA and/or regulate information other than PHI. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. At the state level, for example, California has enacted the California Consumer Privacy Act, or CCPA, an extremely comprehensive and stringent privacy law. The CCPA took effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. It creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. CCPA does not apply to information that is protected by HIPAA, but CCPA still applies to other types of personal information held by HIPAA covered entities, such as personnel or marketing information. The regulations issued under the CCPA have been modified several times, and there is still some uncertainty about how the law will be interpreted and enforced.
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
We operate in one of the most highly regulated industries in the United States. Our business activities are, or may in the future be, subject to comprehensive compliance obligations under state and federal laws and regulations, including:
•Federal and state laws governing laboratory testing, including but not limited to the Clinical Laboratory Improvement Amendments of 1988 and state laboratory licensure and related laws.
•The federal Anti-Kickback Statute, or AKS, which generally prohibits, among other things knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, covertly or overtly, in cash or in kind in return for (i) referring an individual to a person for the furnishing or arranging of any item or service, or (ii) purchasing, leasing, ordering, or arranging for or recommending the purchasing, leasing, or ordering of any good, facility, service, or item, for which payment may be made by federal health care programs. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. Safe harbors and exceptions to the AKS protect specified arrangements and conduct if every element of the applicable safe harbor or exception is met. However, failure to satisfy each such requirement does not necessarily mean that the arrangement or conduct at issue violates the AKS. In such circumstances, a facts-and-circumstances analysis is necessary to determine AKS compliance or lack thereof. Violations of the AKS are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from federal health care programs. In addition, claims submitted to federal health care programs for items or services resulting from a violation of the AKS are deemed to be false or fraudulent claim for purposes of the False Claims Act, or FCA.
•The Stark Law, also known as the physician self-referral prohibition, which, unless an exception applies, generally prohibits physicians or an immediate family member from making referrals for certain designated health services covered by Medicare or Medicaid, including clinical laboratory services, if the physician or an immediate family member has a prohibited financial relationship with the entity providing the services at issue. State enforcement agencies may assert that a claim including items or services resulting from a violation of the state physician self-

referral law constitutes a false or fraudulent claim for purposes of any state false claims statute. If we submit claims to Medicare or Medicaid in the future, our business activities will also be subject to the federal Stark Law.
•The federal False Claims Act, which imposes civil liability on any person or entity that, among other things, knowingly presents, or causes to be presented, to the federal government, claims for payment that are false or fraudulent; and/or knowingly makes, uses, or causes to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government. The FCA also prohibits the knowing retention of overpayments (sometimes referred to as “reverse false claims”) and permits private individuals acting as “whistleblowers” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. The federal government may elect or decline to intervene in such matters, but if the government declines intervention, the whistleblower may still proceed with the litigation on the government’s behalf.
•The federal Civil Monetary Penalties Law, or CMP Law, which, unless an exception applies, prohibits, among other things, (1) the offering or transfer of remuneration to a beneficiary of Medicare or a state health care program, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services.
•The federal health care fraud statute, which imposes criminal liability for knowingly and willfully executing or attempting to execute a scheme to defraud any health care benefit program (which includes commercial insurers). Violations of this statute are punishable by imprisonment, fines, or both.
•The federal statute prohibiting false statements relating to health care matters, which criminalizes knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, health care benefits, items or services relating to health care matters. Violations of this statute are punishable by imprisonment, fines, or both.
•HIPAA, as amended by HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered health care providers, health plans, and health care clearinghouses as well as their respective business associates. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there are additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
•The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which is an all-payer anti-kickback law that criminalizes the offer, payment, solicitation or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for referring, to induce referrals of, or in exchange for referring patients to recovery homes, clinical treatment facilities, or laboratories, unless an exception applies. Most of the safe harbors applicable under the AKS are not reiterated under EKRA, thereby potentially expanding the universe of arrangements that could be subject to enforcement. A violation of EKRA is punishable by imprisonment and fines.
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

•Additionally, we are subject to state equivalents of each of the health care laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer. Many U.S. states have adopted laws similar to the AKS, Stark Law, and FCA, which may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements, and claims involving health care items or services reimbursed by non-governmental payers, including commercial insurers. In addition, many states have fraud and abuse laws, such as fee-splitting restrictions, insurance fraud laws, anti-markup laws, prohibitions on waiving coinsurance, copayments, deductibles and other amounts owed by patients, and prohibitions on the provision of tests at no or discounted cost to induce physician or patient adoption. Some states also prohibit certain health care practices, such as billing physicians for tests that they order and business corporations practicing medicine or employing or engaging physicians to practice medicine. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Because we develop our LDTs solely for use by or within our own laboratory, and because we do not currently submit claims to Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, we believe we are exempt from the reporting requirements imposed under the federal Physician Payments Sunshine Act, or the Sunshine Act. The Sunshine Act requires, among other things, certain manufacturers of drugs, devices, biologics, and medical supplies reimbursed under Medicare, Medicaid or CHIP to collect and report annually to CMS certain data and information related to payments and other transfers of value provided to physicians, teaching hospitals, and advanced non-physician health care practitioners, as well as ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. For reporting beginning January 1, 2022, U.S.-licensed physicians assistants, clinical nurse specialists, certified nurse anesthetists, certified nurse midwives, and nurse practitioners must be included in the types of providers subject to Sunshine Act reporting.
While we believe that the Sunshine Act does not apply to our business, we cannot assure you that the federal government or other regulators will agree with our determination. Moreover, we could become subject to Sunshine Act reporting requirements if (i) we begin submitting claims for reimbursement for our tests to an applicable federal or state health care program; and (ii) the FDA requires us to obtain premarket authorization for our tests as medical devices or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act. A determination that we have violated these laws and related CMS regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business.
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
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable health care laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other health care providers, are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state health care programs (such as Medicare and Medicaid), and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

Companies in our industry occasionally receive investigative demands, subpoenas, or other requests for information from state and federal governmental agencies. We cannot predict the occurrence, timing, outcome, or impact of any such investigations. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, administrative remedies and/or entry into corporate integrity agreements with governmental agencies, among other penalties. In addition, resolution of any of these matters could involve the imposition of additional costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material and adverse effect on our business, operating results, and financial condition.
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
In addition, the stock market in general, and the market for diagnostics companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies, including as a result of the COVID-19 pandemic and inflationary pressures. Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
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
Based on shares outstanding as of December 31, 2021, our executive officers, directors and our stockholders holding 5% or more of our common stock and their affiliates beneficially hold shares representing a majority of our outstanding Class A common stock. These stockholders, acting together, would be able to significantly influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may adversely affect the market price of our Class A common stock by:
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
Sales of a substantial number of shares of our Class A common stock by our existing stockholders in the public market could cause our stock price to decline.
Substantially all of our pre-IPO stockholders were subject to lock-up agreements with the underwriters of our IPO that restricted their ability to transfer shares of our Class A common stock and Class B common stock or securities convertible into or exercisable or exchangeable for shares of our Class A common stock or Class B common stock. These restrictions expired on January 10, 2022, resulting in these shares becoming eligible for public sale on January 11, 2022, if they are registered under the Securities Act of 1933, as amended, or the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline.
Certain holders of shares of our common stock will be entitled to rights with respect to the registration of their shares under the Securities Act as provided under the terms of an investors’ rights agreement between us and the holders of our stock. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
We have registered on Form S-8 all shares of common stock that are issuable under our existing equity compensation plan, including the 2011 Employee, Director and Consultant Equity Incentive Plan, as amended, or the 2011 Plan, which expired in 2021, the 2021 Equity Incentive Plan, or the 2021 Plan, and the 2021 Employee Stock Purchase Plan, or the 2021 ESPP, as well as the shares of common stock underlying option awards outstanding under the 2011 Plan. Additionally, the number of shares of our Class A common stock reserved for issuance under our 2021 Equity Plan automatically increases on January 1 of each year, beginning on January 1, 2022, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Furthermore, the number of shares of our Class A common stock reserved for issuance under our 2021 ESPP automatically increases on January 1 of each year, beginning on January 1, 2022, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If few analysts commence coverage of us, the trading of our stock would likely decrease. Even if we do obtain sufficient analyst coverage, there can be no assurance that analysts will provide favorable coverage. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
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

Item 1B. Unresolved Staff Comments
 None.
Item 2. Properties
Our corporate headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of approximately 24,100 square feet of building space in Salt Lake City dedicated to research and development, administration and our CLIA-certified laboratory. The lease on our existing Salt Lake City facility expires on December 31, 2022 and we have an option to renew the lease for one additional five-year rental period.
Item 3. Legal Proceedings
We are not currently a party to any material litigation or other material legal proceedings. We may, from time to time, be involved in various legal proceedings arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows, or financial position.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock began trading on the Nasdaq Global Market under the symbol "SERA" on July 15, 2021. Prior to that time, there was no public market for our stock. Our Class B common stock is not listed on any stock exchange nor traded on any public market.
Holders of Record
As of March 25, 2022, we had 81 stockholders of record of our Class A common stock. Stockholders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies. As of March 25, 2022, we had two stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and growth of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.
Unregistered Sales of Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [ Reserved ]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Overview
We are a women’s health company utilizing our proprietary proteomics and bioinformatics platform to discover, develop, and commercialize clinically meaningful and economically impactful biomarker tests, with an initial focus on improving pregnancy outcomes. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing and economic analysis enables us to provide physicians and patients with actionable data and information designed to result in better maternal and neonatal health at lower cost. Our vision is to deliver pivotal and actionable information to pregnant women, their physicians, and health care payers to significantly improve maternal and neonatal health and to dramatically reduce health care costs. We have built an advanced, proprietary, and scalable proteomics and bioinformatics platform to characterize the biology of pregnancy and to discover and validate key protein biomarkers found in blood that are highly accurate predictors of dynamic changes that occur during pregnancy. By incorporating our proprietary technology platform into our rigorous data-driven development process, we have created a differentiated approach for effectively addressing major conditions of pregnancy. We envision that our comprehensive approach will enable us to fully characterize one of the most important periods in the lives of women and children, and will help to improve their well-being. Our goal is to develop and commercialize tests that inform important decisions during all pregnancies. We also believe that the work we perform in pregnancy can ultimately be leveraged more broadly to address other areas in medicine and health care.
Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during week 19 or 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes conducting clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients. Anthem, Inc., or Anthem, whose health plans cover more than 10% of U.S. pregnancies annually, will make our PreTRM test available to eligible pregnant members as part of a multi-year contract. Anthem is the nation’s second largest health insurer with greater than 43 million members nationwide. Through this collaboration, a significant number of physicians and patients in the U.S. gain access to early and accurate predictions of preterm birth to enable more informed decision-making during pregnancy. Sera believes that its commercial collaboration with Anthem further validates the clinical and economic value of its PreTRM test and significantly de-risks initial commercialization. Sera further expects this provides a pathway for broader market adoption through subsequent coverage decisions by major payers. We are actively discovering and developing several additional biomarker tests to predict other major conditions of pregnancy, such as preeclampsia, and gestational diabetes, among others, that have the potential to offer significant health benefits to women and their babies.
There are approximately 140 million births globally each year. Of these, it is estimated that as many as 25% are affected by various complications, including: preterm birth, preeclampsia, fetal growth restriction, stillbirth, hypertension of pregnancy, gestational diabetes, and others. In the United States, there are approximately 3.6 million births annually, and over 10% of those pregnancies result in preterm births with profound short- and long-term health consequences to the mother and baby. These health consequences are estimated to lead to associated costs of approximately $25 billion annually in the United States. Traditional methods to detect prematurity risk in time for proactive management have been limited and fail to identify the vast majority of women who will deliver prematurely. We believe our actionable blood-based biomarker test for prematurity risk can enable patients, physicians, and payers to more proactively manage and mitigate the complications and associated costs of prematurity. Given that pregnancy is the launch point for the future health of babies and a key determinant in the future health of mothers and babies, we believe this area is ripe for innovation and better tools to improve patient outcomes.
Our operations are located in Salt Lake City, Utah, including a CLIA-certified laboratory. Since our inception, we have devoted the majority of our efforts and resources to performing research and development, acquiring product rights, raising capital, establishing facilities, conducting clinical trials, and establishing commercial operations to market the PreTRM test. During this period, we have incurred annual net losses. We have largely funded our operations with proceeds from the sale and issuance of convertible preferred stock, debt financings, bank loans, and the sale and issuance of Class A common stock in our IPO. We completed our IPO in July 2021 and issued 4,687,500 shares of our Class A common stock at a price of $16.00 per share for net proceeds of approximately $66.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us. See Note 10—Capital Structure for additional details about the IPO.
We have incurred significant operating losses since inception. Our net losses were $35.0 million and $19.8 million for the years ended December 31, 2021 and 2020, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development activities.
We had no significant commercial revenue for the years ended December 31, 2021 and 2020, and we have no recurring sources of licensing or other revenue. We have signed an agreement with Anthem, pursuant to which Anthem will purchase our PreTRM test, and we continue to negotiate private payer insurance contracts that could eventually result in revenues. If we are unable to secure payer contracts that result in significant revenues or access additional funds, we may be required to delay, scale back or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.
Impact of COVID-19
The degree to which COVID-19 impacts our future business operations, research and development programs, and financial condition will depend on future developments, including the ultimate duration and/or severity of the outbreak and any resurgences, actions by government authorities to contain the spread of the virus, the effectiveness of vaccines against the virus, and when and to what extent normal economic and operating conditions can resume. The ability of our employees and other business partners to travel and conduct other routine business activity has been and is likely to continue to be disrupted or adversely affected. The primary impacts to our business have been the early cessation of enrollment in our Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL study, in March 2020, the delayed commencement of enrollment in our PRIME study until November 2020, and limited access to ordering clinicians as we have initiated the commercialization of our PreTRM test. Enrollment of 2,800 PRIME study patients is expected in late 2022, and the interim analysis is expected to occur in the first half of 2023, depending on disruption due to COVID-19 conditions. However, our laboratory has remained operational and, to the extent possible, we are conducting our other business operations with necessary or advisable modifications to employee travel and many of our employees working remotely. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations, and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.
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
Factors Affecting Our Performance
We believe there are several important factors that have impacted, and that we expect will continue to impact, our operating performance and results of operations, including:
•our ability to further increase the use and adoption of the PreTRM test;
•our ability to develop and successfully commercialize new products and services in the future;
•the continued development of the market for proteomics and bioinformatics;
•our ability to secure payer contracts that result in significant revenues or to access additional funds, including our ability to perform our obligations under our agreement with Anthem;
•raising substantial additional capital to continue operations and execute on our business plan, until such time as we can generate significant revenue from the sales of our products, if ever;

•obtaining and maintaining intellectual property protection for our technology and products; and
•other factors described in the “Risk Factors” section and elsewhere in this report.
Key Components of Our Results of Operations
Revenues
We expect to derive substantially all of our revenue in the near term from sales of the PreTRM test. To date, we have not generated material revenues from the commercial sale of the PreTRM test. We have signed an agreement with Anthem and we continue to engage with other commercial payers to close additional contracts. These additional contracts could enable an upfront negotiated reimbursement rate which could eventually result in revenues when health care providers order the PreTRM test.
Operating Expenses
Cost of Revenue
Cost of revenue reflects the aggregate costs incurred in delivering the proteomic testing results to clinicians and includes expenses for third-party specimen collection and shipping costs, as well as our lab personnel, materials and supplies, equipment and infrastructure expenses associated with clinical testing, and allocated overhead including rent and equipment depreciation. We expect costs of revenue will generally move in line with the sales of the PreTRM test.
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
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, and legal costs related to commercial efforts. We expect selling and marketing expenses to increase in the future as we incur additional expenses associated with the commercialization activities for the PreTRM test and related initiatives. Based on our commercial collaboration with Anthem, we initially deployed our U.S. based specialty OB-GYN commercial sales force to cover the key states where Anthem has a significant market share. We expect to expand our dedicated sales force into additional territories in the United States to cover the entire U.S. OB-GYN sales channel over time as we enter into contracts with payers and employers.
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
We anticipate that our general and administrative expenses will increase in the future as we construct the appropriate infrastructure to support expanded commercialization efforts and ongoing research and development activities. We expect increased expenses related to audit, tax, and legal services associated with maintaining compliance with SEC requirements, as well as increased director and officer insurance premiums, board of director fees, and investor relations costs associated with operating as a public company for the whole year.
Interest Expense
Interest expense represents interest expense incurred on our loans payable and convertible promissory note, amortization of a discount feature on a convertible promissory note, and periodic fair value adjustments on certain liabilities. As of December 31, 2021, we had no outstanding debt.
Other Income (Expense), Net
Other income (expense), net consists of interest earned on our cash, cash equivalents, and marketable securities, periodic fair value adjustments on certain liabilities, and other gains and losses.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and related notes included elsewhere in this report.
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change
	(in thousands)
Revenue	$82	$25	$57
Operating expenses:
Cost of revenue	37	11	26
Research and development	11,019	7,782	3,237
Selling and marketing	10,328	3,645	6,683
General and administrative	14,093	6,558	7,535
Total operating expenses	35,477	17,996	17,481
Loss from operations	(35,395)	(17,971)	(17,424)
Interest expense	(746)	(1,839)	1,093
Other income (expense), net	1,132	(38)	1,170
Net loss	$(35,009)	$(19,848)	$(15,161)

Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change
	(in thousands)
Research and development expenses:
Clinical studies	$3,779	$2,557	$1,222
Research and bioinformatics	3,031	2,473	558
Laboratory operations	4,209	2,752	1,457
Total research and development expenses	$11,019	$7,782	$3,237
The $3.2 million increase was due to a $1.5 million increase in laboratory operations costs, a $1.2 million increase in clinical study costs, and a $0.6 million increase in research and bioinformatics expenses. The $1.5 million increase in laboratory operations costs is primarily due to a $0.7 million increase in lab supplies, a $0.5 million increase in stock-based compensation expense, and a $0.4 million increase in personnel costs driven by increased headcount, partially offset by a $0.2 million decrease in depreciation expense. The $1.2 million increase in clinical study costs is primarily due to a $0.7 million increase resulting from the increased enrollment and site setup activity in the PRIME study, a $0.4 million increase in personnel costs driven by increased headcount, and a $0.1 million increase in stock-based compensation expense. The $0.6 million increase in research and bioinformatics expenses was primarily due to an increase of $0.4 million in personnel costs driven by increased headcount, a $0.1 million increase in consulting costs, and a $0.1 million increase in stock-based compensation expense.
Selling and Marketing Expenses
The $6.7 million increase was due primarily to increases of $4.1 million in personnel-related costs driven by increased headcount, $0.8 million of consulting and outside services related to developing payer and reimbursement strategies for the PreTRM test, $0.7 million of marketing programs and materials development, $0.5 million of increased stock-based compensation expense, and $0.4 million of travel costs driven by increased headcount and sales activity.
General and Administrative Expenses
The $7.5 million increase was due primarily to increases of $2.3 million of personnel expenses driven by increased headcount, $1.3 million of professional services and fees related to public company compliance, $1.1 million of stock-based compensation expense, $1.1 million of director and officer insurance costs which increased as a result of our becoming a public company, $0.8 million of recruiting fees, and $0.5 million of legal expenses.
Interest Expense
The $1.1 million decrease in interest expense between periods was due primarily to a decrease of $1.4 million in interest expense as a result of the repayment of all outstanding debt in the first quarter of 2021, partially offset by a $0.3 million increase in interest expense related to fair value adjustments on certain liabilities.
Other Income (Expense), net
The $1.2 million increase in other income (expense) was primarily due to a $1.1 million gain on extinguishment of the PPP loan, which was forgiven in June 2021.

Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. See Note 10—Capital Structure for additional details about the IPO. As of December 31, 2021, we had cash and cash equivalents of $58.9 million, available-for-sale securities of $81.0 million, and our accumulated deficit was $166.5 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(31,636)	$(16,868)
Investing activities	(82,559)	(149)
Financing activities	159,594	9,160
Net increase (decrease) in cash and cash equivalents	$45,399	$(7,857)
Operating Activities
The net cash used in operating activities during the year ended December 31, 2021 was primarily due to a net loss of $35.0 million, partially offset by non-cash charges of $3.4 million. The net cash used in operating activities during the year ended December 31, 2020 was primarily due to a net loss of $19.8 million and a decrease in operating assets and liabilities of $0.3 million, partially offset by non-cash charges of $3.3 million.
Investing Activities
Net cash used in investing activities was $82.6 million for the year ended December 31, 2021, representing $82.1 million in purchases of marketable securities and $1.3 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $0.8 million. Net cash used in investing activities was $0.1 million for the year ended December 31, 2020, representing purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was primarily due to net proceeds of $100.1 million from the sale of Series E convertible preferred stock, including $1.1 million allocated to common stock warrants issued in connection with the sale of Series E convertible preferred stock, net proceeds of $66.6 million from our IPO, and $0.6 million in proceeds from options exercised, partially offset by $3.1 million and $4.5 million of loan and note repayments, respectively. Net cash provided by financing activities for the year ended December 31, 2020 was primarily due to $10.7 million of net proceeds from the sale of Series D convertible preferred stock and proceeds of $1.1 million from a loan payable, partially offset by $2.7 million of note repayments.
Future Funding Requirements
We expect to incur significant additional operating losses and negative cash flows for the foreseeable future. We expect our losses in the future to arise principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies and anticipated research and development activities. We had no significant commercial revenue for the years ended December 31, 2021 and 2020, and we have no recurring sources of licensing or other revenue. There can be no assurance that we will eventually achieve significant revenues or profitability, or if achieved, can sustain either on a continuing basis. If we are unable to achieve significant revenues or raise additional funding, when needed, we may not be able to continue the development or commercialization of our diagnostic products and could be required to delay, scale back, or abandon some or all of our development programs and other operations. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Any additional equity financing may not be available on favorable terms, most likely will be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants and dilutive financing instruments. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Our future funding requirements will depend on many factors, including the following:
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
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations.
Leases
We have lease arrangements for certain equipment and facilities. As of December 31, 2021, we had future minimum lease payments of $0.7 million, with $0.7 million payable within 12 months.
Consulting Agreement
We have a consulting agreement with Blue Ox Healthcare Partners, LLC, or Blue Ox, to advise us on development of strategies with the goal to obtain widespread insurance coverage for the PreTRM test. As of December 31, 2021, we had future minimum payments under this agreement of $1.3 million, with $0.6 million payable within 12 months.
Off-Balance Sheet Arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Stock-based Compensation
We maintain a stock-based compensation plan as a long-term incentive for employees and non-employee consultants. The plan allows for the issuance of incentive stock options and non-qualified stock options.
We recognize stock-based compensation expense for stock options on a straight-line basis over the requisite service period and estimate forfeitures based on historical evidence. Our stock-based compensation costs are based upon the grant date fair value of options estimated using the Black-Scholes option pricing model. Input assumptions used in calculating the fair value of stock-based awards represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. These input assumptions include the expected term of the awards, the expected common stock price volatility over the term of the awards, risk-free interest rates, and the expected dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. We will continue to use judgment in evaluating the expected volatility, expected terms, and interest rates utilized for out stock-based compensation expense calculations on a prospective basis.
Prior to our IPO in July 2021, the fair value of our common stock underlying stock-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Prior to our IPO, we considered the fair value of our common stock, an input to the option pricing models, to be a critical accounting policy.
For all option grants subsequent to our IPO in July 2021, the fair value of our Class A common stock was determined by using the closing price per share of our Class A common stock as reported on Nasdaq.
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
We will remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026.

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
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2—Significant Accounting Policies, appearing in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.6 million in the market value of our available-for-sale debt securities as of December 31, 2021. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sera Prognostics, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sera Prognostics, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Salt Lake City, Utah
March 29, 2022

SERA PROGNOSTICS, INC.
Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$58,932	$13,533
Marketable securities	46,183	—
Accounts receivable	27	2
Other receivables	3,116	—
Prepaid expenses and other current assets	1,993	198
Total current assets	110,251	13,733
Property and equipment, net	1,773	965
Long-term marketable securities	34,848	—
Other assets	157	98
Total assets	$147,029	$14,796
Liabilities, convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,197	$441
Accrued and other current liabilities	3,885	1,577
Accrued interest on convertible note	—	996
Deferred rent, current portion	139	130
Capital lease obligation, current portion	74	69
Deferred revenue	3,116	—
Convertible promissory note, current portion	—	4,353
Loans payable, current portion	—	3,676
Total current liabilities	8,411	11,242
Deferred rent	—	139
Loans payable, net of current portion	—	348
Preferred stock warrant liability	—	474
Capital lease obligation, net of current portion	54	127
Total liabilities	8,465	12,330
Commitments and contingencies (Note 13)
Convertible preferred stock:
Junior convertible preferred stock, par value of $0.0001 per share; 0 and 20,537,294 shares authorized as of December 31, 2021 and 2020, respectively, 0 and 9,819,480 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of $0 and $78,916 as of December 31, 2021 and 2020, respectively	—	77,844
Senior convertible preferred stock, par value of $0.0001 per share; 0 and 12,320,844 shares authorized as of December 31, 2021 and 2020, respectively; 0 and 5,737,440 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of $0 and $102,535 as of December 31, 2021 and 2020, respectively	—	50,192
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 150,000,000 and 55,000,000 Class A shares authorized as of December 31, 2021 and 2020, respectively; 29,368,867 and 1,700,625 Class A shares issued and outstanding as of December 31, 2021 and 2020, respectively; 1,500,000 and 0 Class B shares authorized as of December 31, 2021 and 2020, respectively; 1,405,259 and 0 Class B shares issued and outstanding as of December 31, 2021 and 2020, respectively	3	—
Additional paid-in capital	305,212	5,889
Accumulated other comprehensive loss	(183)	—
Accumulated deficit	(166,468)	(131,459)
Total stockholders' equity (deficit)	138,564	(125,570)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$147,029	$14,796
The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue	$82	$25
Operating expenses:
Cost of revenue	37	11
Research and development	11,019	7,782
Selling and marketing	10,328	3,645
General and administrative	14,093	6,558
Total operating expenses	35,477	17,996
Loss from operations	(35,395)	(17,971)
Interest expense	(746)	(1,839)
Other income (expense), net	1,132	(38)
Net loss	$(35,009)	$(19,848)
Net loss per share, basic and diluted	$(2.33)	$(12.76)
Weighted-average shares of common stock outstanding, basic and diluted	15,003,144	1,555,745
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	$(183)	$—
Total other comprehensive loss	(183)	—
Comprehensive loss	$(35,192)	$(19,848)
The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Senior Convertible Preferred Stock		Junior Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	4,546,024	$39,506	9,819,480	$77,844	1,525,119	$—	$4,987	$—	$(111,611)	$(106,624)
Issuance of Series D senior convertible preferred stock at $9.03 per share, net of issuance costs of $0.5 million	1,191,416	10,686	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	175,506	—	176	—	—	176
Stock-based compensation expense	—	—	—	—	—	—	726	—	—	726
Net loss	—	—	—	—	—	—	—	—	(19,848)	(19,848)
Balance as of December 31, 2020	5,737,440	$50,192	9,819,480	$77,844	1,700,625	$—	$5,889	$—	$(131,459)	$(125,570)
Issuance of Series E senior convertible preferred stock at $12.46 per share, net of issuance costs of $0.1 million	8,054,139	98,957	—	—	—	—	—	—	—	—
Fair value of warrants to purchase common stock issued to Series E investor	—	—	—	—	—	—	1,071	—	—	1,071
Common stock issuance for initial public offering, net of issuance costs	—	—	—	—	4,687,500	1	66,611	—	—	66,612
Conversion of preferred stock to common stock	(13,791,579)	(149,149)	(9,819,480)	(77,844)	23,839,389	2	226,990	—	—	226,992
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	929	—	—	929
Issuance of common stock upon exercise of stock options	—	—	—	—	524,240	—	592	—	—	592
Stock warrant exercises	—	—	—	—	22,372	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,130	—	—	3,130
Other comprehensive loss	—	—	—	—	—	—	—	(183)	—	(183)
Net loss	—	—	—	—	—	—	—	—	(35,009)	(35,009)
Balance as of December 31, 2021	—	$—	—	$—	30,774,126	$3	$305,212	$(183)	$(166,468)	$138,564
The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(35,009)	$(19,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	659	895
Stock-based compensation	3,130	726
Non-cash interest expense	588	1,589
Gain on extinguishment of PPP loan	(1,050)	—
Other	90	81
Changes in operating assets and liabilities:
Accounts receivable	(25)	(2)
Other receivables	(3,116)	—
Prepaid expenses and other assets	(1,880)	(62)
Accounts payable	603	(307)
Accrued and other current liabilities	1,388	174
Deferred rent	(130)	(114)
Deferred revenue	3,116	—
Net cash used in operating activities	(31,636)	(16,868)
Cash flows from investing activities
Purchases of marketable securities	(82,055)	—
Proceeds from maturities and sales of marketable securities	800	—
Purchases of property and equipment	(1,304)	(149)
Net cash used in investing activities	(82,559)	(149)
Cash flows from financing activities
Proceeds from issuance of Series D senior convertible preferred stock, net of issuance costs	—	10,686
Proceeds from issuance of Series E senior convertible preferred stock, net of issuance costs	98,983	—
Proceeds allocated to issuance of common stock warrants in connection with Series E	1,071	—
Proceeds from initial public offering of common stock, net of issuance costs	66,612	—
Proceeds from exercise of stock options	592	176
Proceeds from loan payable	—	1,050
Payment of convertible note payable	(4,494)	(2,667)
Payment of loan payable	(3,100)	—
Capital lease principal payments	(70)	(85)
Net cash provided by financing activities	159,594	9,160
Net increase (decrease) in cash and cash equivalents	45,399	(7,857)
Cash and cash equivalents at beginning of period	13,533	21,390
Cash and cash equivalents at end of period	$58,932	$13,533
Supplemental disclosure of cash flow information
Cash paid for interest	$1,188	$250
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accruals	$154	$33
Series E senior convertible preferred stock offering costs prepaid and deferred in prior period and reclassified to Series E senior convertible preferred stock	$26	$—
The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.
Notes to Financial Statements
1. Description of Business and Financial Condition
Sera Prognostics, Inc. (the “Company”) is a women’s health company utilizing its proprietary proteomics and bioinformatics platform to discover, develop, and commercialize biomarker tests with an initial focus on improving pregnancy outcomes. The Company was incorporated in the State of Delaware on January 17, 2008 and its operations are located in Salt Lake City, Utah, including a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory.
Since its inception, the Company’s activities have consisted of performing research and development, conducting clinical studies, acquiring product rights, raising capital, establishing facilities, and organizing commercial operations to market the PreTRM test.
Liquidity and Capital Resources
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $166.5 million as of December 31, 2021. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s commercialization activities for the PreTRM test, and to support additional clinical and preclinical trials and anticipated research and development activities. The Company had no significant commercial product revenue for the year ended December 31, 2021 and has no recurring sources of licensing or other revenue. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its diagnostic products and could be required to delay, scale back, or abandon some or all of its development programs and other operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and may be dilutive to current stockholders, and any debt financing, if available, may involve restrictive covenants and dilutive financing instruments. The Company’s future operations are highly dependent on a combination of factors, including (i) the successful commercial launch and market acceptance of the PreTRM test; (ii) the success of clinical trials and other research and development programs; (iii) the development of competitive products by other biotechnology and laboratory companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its intellectual property, technology, and products; and, ultimately (vi) the timely and successful completion of any additional financing.
The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering ("IPO"), which was completed in July 2021. See Note 10—Capital Structure for additional details about the IPO. As of December 31, 2021, the Company had approximately $58.9 million in cash and cash equivalents and $81.0 million of marketable securities classified as available-for-sale. See Note 3—Cash, Cash Equivalents and Marketable Securities.
The Company believes that its existing financial resources are sufficient to continue operating activities at least 12 months from the issuance date of these financial statements.
2. Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

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
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to the determination of fair value of its stock options, fair value of its common and preferred stock warrants, fair value of its marketable securities, valuation of deferred tax assets resulting from net operating losses, and useful lives of property and equipment. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates.
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
There were no significant estimates contained in the preparation of the Company’s financial statements or impacts to the Company’s financial statements for the year ended December 31, 2021 that were a direct result of the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of the financial statements.
Cash and cash equivalents
The Company considers all highly liquid financial instruments with maturities of 90 days or less at the date of purchase to be cash equivalents. As of December 31, 2021, cash and cash equivalents consisted of cash, money market funds, and commercial paper. As of December 31, 2020, cash and cash equivalents consisted of cash and money market funds. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company has classified its marketable securities, all of which are debt securities, as available-for-sale securities. These securities are carried at estimated fair value with any unrealized gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders' equity (deficit) until realized. Gains and losses on marketable security transactions are reported on the specific-identification method.
A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to other income (expense), net. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the Company, (iii) the length of time a security is in an unrealized loss position and (iv) the Company's ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains bank deposits in accounts at federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institution holding its cash to the extent recorded in the balance sheet. The Company has not experienced any losses on its deposits of cash. The Company's cash equivalents consist of money market funds and investment grade commercial paper. Marketable securities consist of investments in U.S. government securities, U.S. federal agency securities, and investment grade corporate securities. The Company's investment portfolio in corporate debt securities is highly liquid and diversified among individual issuers. The Company did not experience any credit losses related to its investment portfolio for the year ended December 31, 2021.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of estimated useful lives of the assets or the respective lease term. The estimated useful life of each asset category is as follows:

Computer equipment	3 years
Software	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or remaining lease term
Amortization expense of assets acquired through capital leases is included in depreciation and amortization expense in the accompanying statements of operations and comprehensive loss. Costs of repairs and maintenance that do not extend the useful life or improve the related assets are expensed as incurred. Costs of major replacements or improvements are capitalized. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.
Leases
The Company rents its facilities under an operating lease agreement and recognizes related rent expense on a straight-line basis over the term of the lease. The lease agreement contains an incentive allowance, rent holidays, scheduled rent increases, and renewal options. Rent holidays and scheduled rent increases are included in the determination of rent expense to be recorded over the lease term. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. The Company recognizes rent expense beginning on the date it obtains the legal right to use and control the leased space.
Deferred Revenue
The Company recognizes deferred revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). Deferred revenue is recognized when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before the Company transfers the good or service to the customer. The Company's deferred revenue balance as of December 31, 2021 relates to certain contractual minimum payments received by the Company as part of its commercial collaboration agreements. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to customers pursuant to its commercial collaboration agreements.
Revenue Recognition
Revenue is generated from the sale of PreTRM tests. The Company recognizes revenue based on accounting standards applied to determine the measurement of revenue and timing of when it is recognized. The Company applies a five-step approach to: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model when it is probable that the entity will collect the consideration it is entitled to in exchange for fulfilling its performance obligation. The Company recognizes revenue upon delivery of test results, which it considers to be the only performance obligation, and allocates all of the transaction price to this performance obligation.
Cost of Revenue
Cost of revenue reflects the aggregate costs incurred in delivering the proteomic testing results to clinicians and includes expenses for third-party specimen collection and shipping costs, as well as the Company’s lab personnel, materials and supplies, equipment and infrastructure expenses associated with clinical testing, and allocated overhead including rent and equipment depreciation. Costs associated with performing the Company’s tests are recorded as the tests are processed regardless of whether and when revenue is recognized with respect to such tests.
Research and Development Expenses
The Company expenses all research and development costs as they are incurred. Research and development expenses consist primarily of personnel costs, stock-based compensation charges, clinical trial costs, and third-party contracted services associated with research and development. The Company recognizes expense associated with third-party contracted services based on the completion of activities as specified in the applicable contracts. Costs incurred under contracts with clinical sites are generally accrued as patient encounters occur, consistent with the terms outlined in the associated contract. Upon termination of contracts with third parties, the Company’s obligations are limited to costs incurred or committed to date. As a result, accrued research and development expenses represent the estimated contractual liability to third parties at the reported period.
Stock-based Compensation
The Company recognizes stock-based compensation for all stock-based awards in accordance with ASC 718, Compensation-Stock Compensation, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
The Company estimates the fair value of share-based awards issued under its employee compensation plans using the Black-Scholes option pricing model. Input assumptions used in calculating the fair value of stock-based awards represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. These input assumptions include the expected term of the awards, the expected common stock price volatility over the term of the awards, risk-free interest rates, and the expected dividend yield.
Prior to the Company's IPO in July 2021, the fair value of the Company's common stock underlying stock-based awards was estimated on each grant date by the Board of Directors. In order to determine the fair value of the Company's common stock underlying option grants, the Board of Directors considered, among other things, valuations of the Company's common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For all option grants subsequent to the Company's IPO in July 2021, the fair value of the Company's Class A common stock was determined by using the closing price per share of the Company's Class A common stock as reported on Nasdaq. The Company uses the simplified calculation of expected life. Volatility is based on an average of the historical volatility of the Company's common stock and the volatilities of the common stock of select comparable publicly-traded entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Forfeitures are estimated at the time of grant based on the Company’s historical experience and are adjusted as necessary. The fair value of equity awards is recognized as compensation cost on a straight-line basis by the Company over the employee’s requisite service period (vesting period). All stock-based compensation costs are recorded in the statements of operations and comprehensive loss based upon the underlying employee’s role within the Company.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statements of operations and comprehensive loss. Any accrued interest and penalties related to uncertain tax positions will be reflected as a liability in the balance sheets.
Retirement Savings Plan
The Company sponsors a 401(k) plan that covers all of the Company's eligible employees. Employees may contribute to the plan amounts of their pre-tax salary subject to statutory limitations. Annually, the Board of Directors determines the amount, if any, of a Company match. The Company did not provide a match for the years ended December 31, 2021 and 2020.
Segments
The Company operates as one operating segment, which is developing and commercializing its medical diagnostic products. The Company’s chief operating decision maker, its chief executive officer, reviews financial information on an aggregate basis for making decisions regarding resource allocation and assessing performance.
Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net loss. For the year ended December 31, 2021, comprehensive loss includes unrealized losses on the Company's available-for-sale debt securities. For the year ended December 31, 2020, comprehensive loss was the same as net loss.
Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and warrants to purchase common stock are considered to be potentially dilutive securities. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share.
After the Company's IPO, the Company has two classes of common stock and calculates net loss per share using the two-class method. The rights, including the liquidation and dividend rights, of the holders of the Company's Class A and Class B common stock are identical, except with respect to voting and conversion. The undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the year ended December 31, 2021.
The Company issued certain shares of convertible preferred stock that were outstanding until the Company's IPO and were concluded to be participating securities. For the year ended December 31, 2020, there was only one class of common stock outstanding. Due to the presence of participating securities, the Company calculated net loss per share for the year ended December 31, 2020 using the more dilutive of the treasury stock or the two-class method. For periods presented in which the Company reports a net loss, the losses are not allocated to the participating securities. As the Company reported a net loss for the year ended December 31, 2020, diluted net loss per share was the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (a) no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The standard was effective for public entities for fiscal years beginning after December 15, 2018 and for private companies for fiscal years beginning after December 15, 2021. The Company expects to adopt this new standard on January 1, 2022 and currently anticipates approximately $0.6 million of new lease liabilities and $0.5 million of new right-of-use assets related to its operating leases to be recorded as of the adoption date.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company is currently evaluating the impact the standard may have on its financial statements and related disclosures.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by the Company’s management to, have a material impact on the Company’s financial position, results of operations or cash flows.

3. Cash, Cash Equivalents and Marketable Securities
The Company has classified its marketable securities as available-for-sale. The Company's cash, cash equivalents and marketable securities by major security type as of December 31, 2021 were as follows (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$70	$—	$—	$70
Money market funds	4,021	—	—	4,021
Commercial paper	54,843	—	(2)	54,841
Total cash and cash equivalents	58,934	—	(2)	58,932
Current marketable securities:
Commercial paper	39,696	—	(24)	39,672
Corporate debt securities	6,515	—	(4)	6,511
Total current marketable securities	46,211	—	(28)	46,183
Long-term marketable securities:
U.S. federal agency securities	25,787	—	(112)	25,675
U.S. government securities	8,694	—	(38)	8,656
Corporate debt securities	520	—	(3)	517
Total long-term marketable securities	35,001	—	(153)	34,848
Total cash, cash equivalents and marketable securities	$140,146	$—	$(183)	$139,963
The Company had no marketable securities as of December 31, 2020. As of December 31, 2021, the Company had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of December 31, 2021. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The Company's marketable securities classified by contractual maturities as of December 31, 2021 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$46,211	$46,183
Due after one year through five years	35,001	34,848
Total	$81,212	$81,031

4. Property and Equipment
The following table presents the components of property and equipment, net, as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$5,033	$4,194
Computer equipment	1,212	767
Leasehold improvements	710	701
Software	465	373
Furniture and fixtures	320	292
Total property and equipment	7,740	6,327
Less accumulated depreciation and amortization	(5,967)	(5,362)
Property and equipment, net	$1,773	$965
As of December 31, 2021 and 2020, $3.0 million of the Company’s laboratory equipment was subject to capital leases, which had recorded accumulated amortization of $2.9 million and $2.6 million, respectively. Associated amortization expense, included with depreciation expense, for the years ended December 31, 2021 and 2020 totaled $0.3 million and $0.6 million, respectively.
Depreciation and amortization expense was $0.7 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.
5. Accrued and Other Current Liabilities
The following table presents the components of accrued and other current liabilities as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Accrued compensation	$2,498	$996
Accrued paid time off	460	290
Bank loan final payment fee	—	100
Other current liabilities	927	191
Total accrued and other current liabilities	$3,885	$1,577
6. Other Income (Expense), net
The following table presents the components of other income (expense), net, for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Interest income	$145	$42
Fair value remeasurements	(15)	(80)
Gain on extinguishment of PPP loan	1,050	—
Other losses, net	(48)	—
Other income (expense), net	$1,132	$(38)

7. Loans and Convertible Promissory Notes
Bank Loan
In 2014, through a Loan and Security Agreement (the “Loan Agreement”) with a bank, the Company obtained a term loan for $10.0 million. The Loan Agreement, as amended, had a final repayment date of September 1, 2021. Repayment of amounts borrowed were paid in equal monthly installments of principal, plus all accrued interest. The loan bore interest, on the outstanding daily balance, equal to the greater of 1.0% above the Prime Rate then in effect, or 4.75%. In addition, the Loan Agreement required a Final Payment Fee (as defined in the Loan Agreement) equal to one-percent of the aggregate principal amount borrowed, or $0.1 million. In March 2021, the Company repaid the outstanding principal of $2.0 million, accrued interest of $6 thousand, and the Final Payment Fee of $0.1 million related to this loan.
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
The conversion feature of the February 2019 Convertible Note met the requirements for separate accounting and was recognized as a liability at the measurement date fair value of $2.4 million, subject to remeasurement to fair value, with any changes in estimated fair value recognized as a component of other income (expense), net. A corresponding discount, which reduced the carrying value of the February 2019 Convertible Note, was also recorded. The unamortized discount was written off in proportion to the partial conversion, with the remaining discount accreted to interest expense until maturity. The Company recognized additional interest expense of $0.1 million and $0.8 million from accretion of the discount during the years ended December 31, 2021 and 2020, respectively.
On March 24, 2021, the Company repaid the outstanding principal of $4.5 million and accrued interest of $1.1 million related to the February 2019 Convertible Note.
Paycheck Protection Loan
In April 2020, the Company obtained a $1.1 million loan through the Bank under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended. The loan’s purpose was to maintain payroll and make rent and utilities payments as specified under the terms of the PPP. Under the PPP, borrowers may apply for loan forgiveness if the funds are used for payroll costs, mortgage interest, rent, and utilities payments over a specified term following receipt of the loan funds. During the term of the agreement, the Company utilized the loan funds for forgivable purposes and applied for forgiveness. In June 2021, the outstanding $1.1 million PPP loan was forgiven and removed from the Company’s balance sheet. As a result of the forgiveness of the PPP loan, a $1.1 million gain on extinguishment was recorded in other income (expense), net for the year ended December 31, 2021.
8. Fair Value Measurements
As of December 31, 2021 and 2020, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the capital leases approximate fair value as the interest rates approximate market interest rates.
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
Concurrent with the Company's IPO, the outstanding preferred stock warrants were converted to common stock warrants. As such, there were no preferred stock warrants outstanding at December 31, 2021. Immediately prior to the conversion, the Company adjusted the fair value of the preferred stock warrants using the Black-Scholes option pricing model based on the publicly available fair value of the Company's common stock on the pricing date of the Company's IPO along with other significant unobservable inputs. The fair value of the preferred stock warrant liability was then reclassified to equity upon conversion.
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

	As of December 31, 2020
	Range	Weighted-Average
Fair value per share of common stock	$7.09 - $15.29	$9.49
Expected term (in years)	1.7 - 9.1	5.3
Expected volatility	59.5% - 72.5%	63.6%
Significant increases (decreases) in the term would have resulted in significantly higher (lower) fair value measurements. Significant increases (decreases) in the volatility would have resulted in significantly higher (lower) fair value measurements.

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of December 31, 2021:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$4,021	$—	$—
Commercial paper	—	54,841	—
Marketable securities:
Commercial paper	—	39,672	—
Corporate debt securities	—	7,028	—
U.S. federal agency securities	—	25,675	—
U.S. government securities	—	8,656	—
Total assets	$4,021	$135,872	$—
The following table shows the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of December 31, 2020:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,533	$—	$—
Liabilities:
Warrant liability	—	—	474
A table providing a roll forward of the fair value of the Company’s convertible preferred stock warrant liability for the year ended December 31, 2021 is included in Note 12 — Warrants.
9. Related Party Transactions
In January 2017, Laboratory Corporation of America (“LabCorp”) and the Company entered into a strategic commercialization agreement contemporaneously with LabCorp’s participation in the Company’s sale of Series C Convertible Preferred Stock, par value $0.0001 per share. Under the agreement with LabCorp, amended in 2018, LabCorp is a non-exclusive distributor of the PreTRM test and performs certain specimen collection, processing and shipping services, for a fee. The Company paid fees related to this agreement of less than $0.1 million for each of the years ended December 31, 2021 and 2020.
In July 2019, the Company entered into a consulting agreement with Blue Ox Healthcare Partners, LLC (“Blue Ox”) to advise the Company on development of strategies with the goal to obtain widespread insurance coverage for the PreTRM test. Contemporaneously with the consulting agreement, Blue Ox participated in the initial closing of the Series D Convertible Preferred Stock financing in July 2019. In October 2021, the Company entered into an additional consulting agreement with Blue Ox to advise the Company on development of strategies with the goal of increasing Medicaid coverage of the PreTRM test. Payments for this additional consulting agreement are based on the achievement of specific milestones. The Company paid fees related to these consulting agreements of $0.6 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.
In June 2019, the Company entered into a master services agreement with Healthcore, Inc., a wholly-owned subsidiary of Anthem, Inc. (“Anthem”). This agreement covers a range of research projects, including Healthcore’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $1.8 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. In November 2020, the Company entered into a Laboratory Services Agreement with Anthem related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. The Company recognized revenues related to this agreement of $56 thousand for the year ended December 31, 2021.

In February 2021, the Company entered into a Commercial Collaboration Agreement with Anthem and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Anthem’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Anthem will purchase a certain minimum number of tests for each of the first three years of the term of the Commercial Collaboration Agreement. Additionally, Anthem has agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. As of December 31, 2021, the Company recorded $3.1 million in other receivables related to such minimum payments, which was received in January 2022. The Company has also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Anthem.
The Company and Anthem have agreed to form a Joint Operating Committee to oversee the relationship, comprised of two voting members each from Anthem and the Company. The Company will submit monthly invoices to Anthem for the sale of the PreTRM test at the negotiated rates. Anthem has been participating in the Company’s PRIME study and at the conclusion of the PRIME study, under the Commercial Collaboration Agreement, the Company has agreed to enter into Anthem’s standard lab provider agreement. Unless earlier terminated due to breach, the Commercial Collaboration Agreement will remain in effect until the later of (a) the third anniversary of the effective date or (b) the date on which Anthem has purchased a fixed number of PreTRM tests as agreed by the parties.
The Commercial Collaboration Agreement with Anthem is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Anthem is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Anthem are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the year ended December 31, 2021.
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
The Company is authorized to issue up to 150,000,000 shares of Class A common stock, par value $0.0001 per share and 1,500,000 shares of Class B common stock, par value $0.0001 per share. There were 29,368,867 and 1,700,625 shares of Class A common stock issued and outstanding at December 31, 2021 and 2020, respectively. There were 1,405,259 and 0 shares of Class B common stock issued and outstanding at December 31, 2021 and 2020, respectively.

The following shares of Class A common stock were reserved for future issuance:

	December 31,
	2021	2020
Senior convertible preferred stock	—	5,737,440
Junior convertible preferred stock	—	9,819,480
Shares issuable under convertible note	—	665,699
Warrants to purchase convertible preferred stock	—	81,543
Warrants to purchase Class A common stock	2,788,484	2,019,590
Options to purchase Class A common stock	6,287,126	4,096,722
Class A common stock available for future grants under the 2011 Equity Incentive Plan	—	388,505
Class A common stock available for future grants under the 2021 Equity Incentive Plan	3,136,737	—
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	305,089	—
Total	12,517,436	22,808,979
As of December 31, 2021, all deferred offering costs related to the Company's IPO, totaling $3.1 million, had been reclassified to additional paid-in capital. As of December 31, 2020, approximately $26 thousand of deferred offering costs related to an equity offering were recorded within other assets.
Convertible Preferred Stock
In connection with the IPO, all shares of convertible preferred stock converted into 22,434,130 shares of Class A common stock and 1,405,259 shares of Class B common stock. No new convertible preferred stock has been issued since the IPO, and as such, there was no convertible preferred stock outstanding as of December 31, 2021.
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
Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.0001 per share. There were no preferred shares outstanding at December 31, 2021.

11. Stock-Based Compensation
Equity Incentive Plans
In November 2011, the Company established the 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”) and reserved shares of the Company’s common stock for sale and issuance under the 2011 Plan. The 2011 Plan provides for the grant of incentive and non-statutory stock options as well as restricted stock to employees, non-employee directors, and consultants of the Company, which are to be granted at a price that is not less than 100% of the fair value of the stock at the date of grant. Options and restricted stock generally vest over a four-year period and options generally expire ten years from the date of grant. Options are exercisable only to the extent vested. The 2011 Plan terminated in November 2021, and accordingly, no additional shares are available for grant under the 2011 Plan. The 2011 Plan continues to govern outstanding awards granted under the plan.
The 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Board of Directors on June 30, 2021, approved by the Company’s stockholders in July 2021 and became effective in connection with the closing of the IPO. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as restricted stock to employees, directors and consultants of the Company. Options and restricted stock generally vest over a four-year period and options generally expire ten years from the date of grant. Options are exercisable only to the extent vested. A total of 3,966,162 shares of Class A common stock were initially reserved for issuance under the 2021 Plan. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will also be increased pursuant to provisions for annual automatic increases. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of December 31, 2021, there were 3,136,737 shares of the Company's Class A common stock that were available for future grants under the 2021 Plan.
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was adopted by the Board of Directors on June 30, 2021, approved by the Company’s stockholders in July 2021 and became effective in connection with the closing of the IPO. A total of 305,089 shares of Class A common stock were initially reserved for issuance under the 2021 ESPP. In addition, the number of shares reserved for future issuance under the 2021 ESPP will be increased pursuant to provisions for annual automatic evergreen increases. As of December 31, 2021, no shares had been granted under the 2021 ESPP.
Stock Options
Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding — December 31, 2020	4,096,722	$1.64	7.0	$13,328
Granted	2,756,613	7.79
Expired	(63)	207.90
Cancelled	(41,906)	4.75
Exercised	(524,240)	1.13
Outstanding — December 31, 2021	6,287,126	$4.36	7.8	$20,095
Vested and expected to vest at December 31, 2021	5,958,748	$4.23	7.7	$19,593
Vested and exercisable at December 31, 2021	2,793,555	$2.17	6.2	$13,297
The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $5.64 and $0.93 per share, respectively. The total aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $3.3 million and $0.1 million, respectively. The total fair value of options vested for the years ended December 31, 2021 and 2020 was $2.2 million and $0.6 million, respectively.

The fair values calculated using the Black-Scholes option pricing model were estimated on each grant date using the following assumptions:

Year Ended December 31,
	2021	2020
Expected volatility	59.5% - 67.1%	52.8% - 62.1%
Risk-free interest rate	0.8% - 1.6%	0.4% - 1.2%
Expected term (in years)	5.1 - 10.0	5.2 - 10.0
Expected dividend yield	—%	—%
The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expense	$1,046	$235
Sales and marketing expense	657	139
General and administrative expense	1,427	352
Total employee stock-based compensation	$3,130	$726
At December 31, 2021, there was $12.2 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 3.1 years.
12. Warrants
Warrants to purchase common stock
A certain investor of Series E Convertible Preferred Stock also received 722,223 warrants to purchase shares of Class A common stock of the Company at a price of $20.77 per share. Because these warrants are equity classified, the Company allocated the relative fair value of the cash proceeds between the Series E Convertible Preferred Stock and the warrants. Proceeds allocated to these common stock warrants on a relative fair value basis, calculated using the Black-Scholes option pricing model, were $1.1 million and were recognized as a component of additional paid-in capital in the accompanying financial statements. As an equity instrument, these warrants are not required to be remeasured to their fair value each reporting period.
Concurrent with the Company's IPO, all outstanding preferred stock warrants were converted to an equal number of Class A common stock warrants. Converted warrants retained the same exercise prices.
All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company's common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	December 31, 2021	December 31, 2020
$5.20	15,979	—
9.03	1,032,404	1,009,795
10.84	1,009,795	1,009,795
12.38	8,083	—
20.77	722,223	—
	2,788,484	2,019,590

The following is a summary of the Company's common stock warrant activity for the year ended December 31, 2021:

Number of Warrants
Outstanding — December 31, 2020	2,019,590
Issued in connection with sale of Series E convertible preferred stock	722,223
Conversion of outstanding preferred stock warrants to common stock warrants	81,543
Exercised, net shares issued	(22,372)
Cancelled for net exercise	(12,500)
Outstanding — December 31, 2021	2,788,484
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
Any changes in the fair value of this warrant liability are recorded in other income (expense), net. Total adjustments to the fair value of this warrant liability resulted in other expense of $15 thousand and $0.1 million during the years ended December 31, 2021 and 2020, respectively.
In connection with various debt financings, refinancing, and amendments to the Loan Agreement with the Bank, the Company has, from time to time, issued warrants to purchase shares of convertible preferred stock. Each of these warrants were exercisable for cash immediately when granted and had a ten-year expiration. The initial fair value of each these warrants was calculated using the Black-Scholes option pricing model and recorded as a reduction to the carrying value of the bank loan payable and a corresponding preferred stock liability in the year of issuance. Any changes in the fair value of these warrant liabilities are recorded in interest expense. Total adjustments to the fair value of these warrant liabilities during the years ended December 31, 2021 and 2020 resulted in $0.4 million and $0.2 million of interest expense, respectively.
Concurrent with the Company's IPO, all outstanding preferred stock warrants were converted to an equal number of Class A common stock warrants. Immediately prior to the conversion, the Company adjusted the preferred stock warrant liability to fair value. See Note 8—Fair Value Measurements. The fair value of the preferred stock warrant liability was then reclassified to equity upon conversion to common stock warrants. As such, there were no outstanding warrants to purchase convertible preferred stock as of December 31, 2021, and no corresponding preferred stock warrant liability. The following table summarizes the warrants to purchase convertible preferred stock and the fair value as of December 31, 2020 (in thousands, except share and per share amounts):

				Fair Value as of
Series	Grant Date	Number of Warrants	Exercise Price	December 31, 2020
Series A-2	Sep 2012	12,506	$5.20	$41
Series A-2	Sep 2014	3,473	5.20	13
Series B-1	Dec 2014	28,860	5.20	113
Series B-2	Dec 2015	6,012	8.32	22
Series C-1	Mar 2017	8,083	12.38	31
Series D	Feb 2020	22,609	9.03	254
Total		81,543		$474
As of December 31, 2020, the fair value of preferred stock warrants outstanding was $0.5 million and was recorded in warrant liability as a long-term liability in the accompanying balance sheets.

The following is a summary of the Company’s preferred stock warrant liability activity for the year ended December 31, 2021 (in thousands):

Warrant Liability Outstanding
Outstanding — December 31, 2020	$474
Net increase in fair value of preferred stock warrants — recognized in other income (expense), net	15
Net increase in fair value of preferred stock warrants — recognized in interest expense	440
Recorded in equity upon conversion of preferred stock warrants to common stock warrants	(929)
Outstanding — December 31, 2021	$—
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
Scheduled base rent increases of 3% occur annually each August. The Company recognizes rent expense on a straight-line basis over the term of the operating lease. The difference in actual amounts paid and amounts recorded as rent expense during the period was recorded as deferred rent on the accompanying balance sheets. For the years ended December 31, 2021 and 2020, the Company recognized rent expense of $0.4 million. Amounts classified as deferred rent at December 31, 2021 and 2020 totaled $0.1 million and $0.3 million, respectively.
Capital Leases
The full value of all leased equipment, including advance payments, are classified as assets on the Company’s balance sheets. The portion of the future payments designated as principal repayment are classified as a capital lease obligation. As of December 31, 2021, the Company classified the aggregate amount of scheduled capital lease obligation payments due within twelve months of the date of the financial statements, $0.1 million, as a current liability, and the remaining $0.1 million due thereafter, in other liabilities.
The following table presents the Company’s future minimum lease payments as of December 31, 2021 (in thousands):

	2022	2023	2024 and thereafter	Total
Operating leases	$604	$—	$—	$604
Capital leases	80	55	—	135
Total	$684	$55	$—	$739
Indemnification
The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2021 and 2020. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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
14. Income Taxes
The Company has not recorded any income tax expense for the years ended December 31, 2021 and 2020 due to its history of operating losses.
The provision for income taxes includes the following components for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	—
Total current benefit (provision)	$—	$—
Deferred:
Federal	$8,049	$3,658
State	1,239	1,498
Change in valuation allowance	(9,288)	(5,156)
Total deferred benefit (provision)	$—	$—
Total income tax benefit (provision)	$—	$—
The benefit (provision) for income taxes differs from the amount computed at federal statutory rates as follows (in thousands):

	Year Ended December 31,
	2021		2020
Computed Federal income tax benefit (expense) at the statutory rate	$7,351	21.00%	$4,167	21.00%
R&D credits	440	1.26%	304	1.53%
Equity-based expenses	187	0.53%	(136)	(0.68)%
State income taxes, net of federal benefit	998	2.85%	1,065	5.36%
State net operating loss carryforward true up	(72)	(0.21)%	49	0.25%
Change in statutory rates	(16)	(0.05)%	—	—%
PPP loan forgiveness	221	0.63%	—	—%
Other	179	0.51%	(294)	(1.48)%
Valuation allowance	(9,288)	(26.52)%	(5,156)	(25.98)%
Income tax benefit (provision)	$—	—%	$—	—%

Significant components of the Company’s net deferred income tax assets (liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$39,423	$31,234
R&D	2,472	2,033
Accruals and reserves	621	419
Equity-based compensation	628	220
Depreciation and amortization	5	—
Other	4	2
Total deferred tax asset before allowance	43,153	33,908
Less: valuation allowance	(43,153)	(33,864)
Total deferred tax asset	—	44
Deferred tax liabilities:
Depreciation and amortization	—	(44)
Net deferred tax assets	$—	$—
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.
On the basis of this evaluation, a full valuation allowance of $43.2 million and $33.9 million has been recorded as of December 31, 2021 and 2020, respectively, as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $9.3 million and $5.2 million for the years ended December 31, 2021 and 2020, respectively. Accordingly, there is no tax benefit presented in the accompanying financial statements.
The Company is subject to minimum taxes in several of the state jurisdictions where it files income tax returns. The amounts paid are immaterial and not presented above as a component of the current state tax provision.
As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of approximately $159.9 million and $96.0 million, respectively. Of the federal net operating loss carryforward amount, $89.6 million can be carried forward indefinitely, while the remainder begins to expire after 2028, if not utilized. The state net operating loss carryforward amounts begin to expire at various dates after 2023.
Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of the Company’s NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. There are currently no federal or state tax audits in progress. All prior tax years remain subject to examination by Federal and State of Utah authorities due to the existence of net operating loss carryforwards.
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities, based on technical merits. The reversal of the uncertain tax positions would not affect the Company’s effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets. As of December 31, 2021 and 2020, the Company did not record any material interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods. The

Company does not expect a significant increase or decrease in its uncertain tax positions within the next 12 months. A reconciliation of the beginning and ending amount of uncertain tax positions (in thousands):

	Year Ended December 31,
	2021	2020
Balance at the beginning of the year	$1,354	$1,152
Gross increases—prior period	—	—
Gross increases—current period	294	202
Balance at the end of the year	$1,648	$1,354
15. Net loss per share
For the year ended December 31, 2021, the Company calculated net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the year ended December 31, 2021, the Company reported a net loss and as such, basic and diluted net loss per share are the same.
The rights, including the liquidation and dividend rights, of the holders of the Company's Class A and Class B common stock are identical, except with respect to voting and conversion. The undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the year ended December 31, 2021.
The Company issued certain shares of convertible preferred stock that were outstanding until the Company's IPO and were concluded to be participating securities. For the year ended December 31, 2020, there was only one class of common stock outstanding. Due to the presence of participating securities, the Company calculated net loss per share for the year ended December 31, 2020 using the more dilutive of the treasury stock or the two-class method. For periods presented in which the Company reports a net loss, the losses are not allocated to the participating securities. As the Company reported a net loss during the year ended December 31, 2020, diluted net loss per share was the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The preferred stock converted to common stock in July 2021 as part of the Company's IPO. See Note 10—Capital Structure for additional details.
The following table sets forth the computation of basic and diluted net loss per share of Class A and Class B common stock for the year ended December 31, 2021 (in thousands, except share and per share amounts):

	Year Ended December 31, 2021
	Class A	Class B
Net loss	$(33,518)	$(1,491)
Weighted average common stock outstanding, basic and diluted	14,364,040	639,104
Net loss per share — basic and diluted	$(2.33)	$(2.33)

The following table sets forth the computation of the basic and diluted net loss per share for the year ended December 31, 2020 (in thousands, except share and per share amounts):

Year Ended December 31, 2020
Net loss	$(19,848)
Weighted average common stock outstanding, basic and diluted	1,555,745
Net loss per share — basic and diluted	$(12.76)
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	December 31,
	2021	2020
Junior convertible preferred stock	—	9,819,480
Senior convertible preferred stock	—	5,737,440
Shares issuable under convertible note	—	665,699
Warrants to purchase convertible preferred stock	—	81,543
Warrants to purchase Class A common stock	2,788,484	2,019,590
Options to purchase Class A common stock	6,287,126	4,096,722
Total	9,075,610	22,420,474
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our principal executive officer and principal financial officer have concluded that the impact of the COVID-19 pandemic did not impact our ability to maintain our disclosure controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Corporate Code of Conduct and Ethics” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 in connection with the solicitation of proxies for our 2022 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as part of this report
(1) Financial Statements
See "Index to Financial Statements" at Item 8 to this Annual Report on Form 10-K.
(2) Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or because the required information is included in the financial statements and accompanying notes included in this Form 10-K.
(3) Exhibits

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

4.6*	Description of Securities
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed July 8, 2021).
10.2+
2021 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed on July 8, 2021).

10.3+	Form of 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed on July 8, 2021).
10.4+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 9, 2021).
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

10.11*+	Consulting Agreement by and between the Registrant and Douglas Fisher, dated January 10, 2022.
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

10.15*+	Amendment to Employment Agreement by and between the Registrant and Benjamin Jackson, dated May 20, 2021
10.16+
Employment Agreement by and between the Registrant and Paul Kearney, dated October 1, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 9, 2021).

10.17*+	Employment Agreement by and between the Registrant and Michael Foley, dated January 3, 2022.
10.18*+	Amendment to Employment Agreement by and between the Registrant and Michael Foley, dated December 30, 2021.
10.19*+	Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated March 30, 2021.
10.20*+	Amendment to Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated May 20, 2021.
10.21
Lease Agreement, effective as of August 1, 2017, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.22*	First Amendment to Lease, effective as of June 7, 2021, by and between Eastland Regency, L.C. and the Registrant.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
__________________________________
*    Filed herewith.
**    The Certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Sera Prognostics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
+    Indicates a management contract or any compensatory plan, contract or arrangement.
†    Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERA PROGNOSTICS, INC.

Date: March 29, 2022	/s/ Gregory C. Critchfield, M.D., M.S.
Gregory C. Critchfield, M.D., M.S.
Chairman, President and Chief Executive Officer
Each person whose individual signature appears below hereby authorizes and appoints Gregory C. Critchfield and Jay Moyes, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory C. Critchfield, M.D., M.S.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2022
Gregory C. Critchfield, M.D., M.S.

/s/ Jay Moyes	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 29, 2022
Jay Moyes

/s/ Joshua Phillips	Director	March 29, 2022
Joshua Phillips

/s/ Mansoor Raza Mirza, M.D.	Director	March 29, 2022
Mansoor Raza Mirza, M.D.

/s/ Ryan Trimble	Director	March 29, 2022
Ryan Trimble

/s/ Kim Kamdar, Ph.D.	Director	March 29, 2022
Kim Kamdar, Ph.D.

/s/ Marcus Wilson, Pharm.D.	Director	March 29, 2022
Marcus Wilson, Pharm.D.

/s/ Zhenya Lindgardt	Director	March 29, 2022
Zhenya Lindgardt

/s/ Sandra A.J. Lawrence	Director	March 29, 2022
Sandra A.J. Lawrence