Form 10-Q
period 2022-03-31
SERA PROGNOSTICS, INC.
filed 2022-05-10
CIK 1534969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2022, the registrant had 29,529,296 and 1,405,259 shares of Class A and B common stock, $0.0001 par value per share, outstanding, respectively.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SERA PROGNOSTICS, INC.
Condensed Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$64,080	$58,932
Marketable securities	43,467	46,183
Accounts receivable	39	27
Other receivables	9	3,116
Prepaid expenses and other current assets	1,875	1,993
Total current assets	109,470	110,251
Property and equipment, net	2,571	1,773
Long-term marketable securities	22,337	34,848
Other assets	487	157
Total assets	$134,865	$147,029
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$945	$1,197
Accrued and other current liabilities	2,536	3,885
Deferred rent, current portion	—	139
Finance lease obligation, current portion	351	74
Deferred revenue	3,112	3,116
Total current liabilities	6,944	8,411
Finance lease obligation, net of current portion	718	54
Total liabilities	7,662	8,465
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized as of March 31, 2022 and December 31, 2021; 29,492,334 and 29,368,867 Class A shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; 1,500,000 Class B shares authorized as of March 31, 2022 and December 31, 2021; 1,405,259 Class B shares issued and outstanding as of March 31, 2022 and December 31, 2021.	3	3
Additional paid-in capital	306,532	305,212
Accumulated other comprehensive loss	(656)	(183)
Accumulated deficit	(178,676)	(166,468)
Total stockholders' equity	127,203	138,564
Total liabilities and stockholders' equity	$134,865	$147,029
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$38	$13
Operating expenses:
Cost of revenue	20	5
Research and development	3,322	2,396
Selling and marketing	4,458	1,350
General and administrative	4,538	2,287
Total operating expenses	12,338	6,038
Loss from operations	(12,300)	(6,025)
Interest expense	(4)	(307)
Other income (expense), net	96	(27)
Net loss	$(12,208)	$(6,359)
Net loss per share, basic and diluted	$(0.40)	$(3.55)
Weighted-average shares of common stock outstanding, basic and diluted	30,801,579	1,791,841
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	$(473)	$—
Total other comprehensive loss	(473)	—
Comprehensive loss	$(12,681)	$(6,359)
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share and per share data)

	Senior Convertible Preferred Stock		Junior Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	30,774,126	$3	$305,212	$(183)	$(166,468)	$138,564
Issuance of common stock upon exercise of stock options	—	—	—	—	123,467	—	98	—	—	98
Stock-based compensation expense	—	—	—	—	—	—	1,222	—	—	1,222
Other comprehensive loss	—	—	—	—	—	—	—	(473)	—	(473)
Net loss	—	—	—	—	—	—	—	—	(12,208)	(12,208)
Balance as of March 31, 2022	—	$—	—	$—	30,897,593	$3	$306,532	$(656)	$(178,676)	$127,203

	Senior Convertible Preferred Stock		Junior Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	5,737,440	$50,192	9,819,480	$77,844	1,700,625	$—	$5,889	$—	$(131,459)	$(125,570)
Issuance of Series E senior convertible preferred stock at $12.46 per share, net of issuance costs of $0.1 million	4,938,482	60,307	—	—	—	—	—	—	—	—
Fair value of warrants to purchase common stock issued to Series E investor	—	—	—	—	—	—	1,071	—	—	1,071
Issuance of common stock upon exercise of stock options	—	—	—	—	281,458	—	229	—	—	229
Stock-based compensation expense	—	—	—	—	—	—	239	—	—	239
Net loss	—	—	—	—	—	—	—	—	(6,359)	(6,359)
Balance as of March 31, 2021	10,675,922	$110,499	9,819,480	$77,844	1,982,083	$—	$7,428	$—	$(137,818)	$(130,390)
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(12,208)	$(6,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165	201
Stock-based compensation	1,222	239
Non-cash interest expense	2	168
Other	36	19
Changes in operating assets and liabilities:
Accounts receivable	(12)	(6)
Other receivables	3,116	—
Prepaid expenses and other assets	320	(223)
Accounts payable	(252)	339
Accrued and other current liabilities	(1,942)	(1,297)
Deferred rent	—	(31)
Deferred revenue	(4)	—
Net cash used in operating activities	(9,557)	(6,950)
Cash flows from investing activities
Purchases of marketable securities	(6,614)	—
Proceeds from maturities and sales of marketable securities	21,252	—
Purchases of property and equipment	(7)	(41)
Proceeds from disposal of property and equipment	3	—
Net cash provided by (used in) investing activities	14,634	(41)
Cash flows from financing activities
Proceeds from issuance of Series E senior convertible preferred stock, net of issuance costs	—	60,415
Proceeds allocated to issuance of common stock warrants in connection with Series E	—	1,071
Proceeds from exercise of stock options	89	229
Payment of convertible note payable	—	(4,494)
Payment of loan payable	—	(3,100)
Finance lease principal payments	(18)	(17)
Payment of deferred offering costs	—	(630)
Net cash provided by financing activities	71	53,474
Net increase in cash and cash equivalents	5,148	46,483
Cash and cash equivalents at beginning of period	58,932	13,533
Cash and cash equivalents at end of period	$64,080	$60,016
Supplemental disclosure of cash flow information
Cash paid for interest	$2	$1,277
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accruals	$—	$21
Series E senior convertible preferred stock offering costs included in accounts payable and accrued liabilities	$—	$82
Series E senior convertible preferred stock offering costs prepaid and deferred in prior period and reclassified to Series E senior convertible preferred stock	$—	$26
Deferred offering costs included in accounts payable and accrued liabilities	$—	$771
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
The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $178.7 million as of March 31, 2022. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s commercialization activities for the PreTRM test, and to support additional clinical and preclinical trials and anticipated research and development activities. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its diagnostic products and could be required to delay, scale back, or abandon some or all of its development programs and other operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and may be dilutive to current stockholders, and any debt financing, if available, may involve restrictive covenants and dilutive financing instruments. The Company’s future operations are highly dependent on a combination of factors, including (i) the successful commercial launch and market acceptance of the PreTRM test; (ii) the success of clinical trials and other research and development programs; (iii) the development of competitive products by other biotechnology and laboratory companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its intellectual property, technology, and products; and, ultimately (vi) the timely and successful completion of any additional financing.
The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering ("IPO"), which was completed in July 2021. See Note 10—Capital Structure for additional details about the IPO. As of March 31, 2022, the Company had approximately $64.1 million in cash and cash equivalents and $65.8 million of marketable securities classified as available-for-sale. See Note 3—Cash, Cash Equivalents and Marketable Securities.
The Company believes that its existing financial resources are sufficient to continue operating activities at least 12 months from the issuance date of these unaudited condensed financial statements.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on

Form 10-K for the year ended December 31, 2021. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The results of the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, or any other period.
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
Leases
The Company adopted ASU 2016-02, Leases, ("Topic 842") and its subsequent updates effective January 1, 2022. The Company adopted Topic 842 using a modified retrospective method. As such, comparative periods ending prior to January 1, 2022 are presented in accordance with ASC 840, Leases, and periods ending after January 1, 2022 are presented in accordance with Topic 842. There was no impact to the Company's accumulated deficit as a result of adopting Topic 842. The Company used the package of practical expedients permitted under Topic 842. As a result, the Company did not reassess its lease population, classifications of existing leases, or initial direct costs of existing leases as of the adoption date. The Company elected to treat leases with lease terms of 12 months or less as short-term leases. No right-of-use assets or lease liabilities are recognized for short-term leases. The Company also elected not to separate lease components from non-lease components for all classes of leased assets except for building leases.
The adoption of Topic 842 resulted in a right-of-use asset of $0.5 million related to the Company's operating lease being recognized in other assets on the condensed balance sheets as of January 1, 2022. A corresponding lease liability of $0.6 million related to the Company's operating lease was recognized in accrued and other liabilities on the condensed balance sheets as of January 1, 2022. In addition, at January 1, 2022, approximately $0.1 million of lease-related liabilities were removed from deferred rent, current portion as a reduction to the initial operating lease right-of-use asset.
As a result of adopting Topic 842, leases classified as capital leases under ASC 840 are now called finance leases. Accordingly, the condensed balance sheet items formerly captioned "Capital lease obligation, current portion" and "Capital lease obligation, net of current portion" will now be captioned "Finance lease obligation, current portion" and "Finance lease obligation, net of current portion", respectively, beginning in the current period. Amounts in these balance sheet items were capital leases under ASC 840 in periods ending prior to January 1, 2022, while amounts in these balance sheet items are finance leases under ASC 842 in periods ending subsequent to January 1, 2022. The Company's finance lease right-of-use asset and liability balances were not materially affected by the adoption of Topic 842.
Use of Estimates
The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. The Company evaluates these estimates on an ongoing basis. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates.
The COVID-19 pandemic and the evolving actions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce. The extent to which the COVID-19 pandemic may impact the

Company’s business, financial condition, cash flows, and results of operations, in particular, will depend on future developments that are highly uncertain, many of which are outside the Company’s control. Such developments include the availability and effectiveness of actions taken to contain or treat COVID-19, the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence of the COVID-19 virus and variant strains thereof, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration, and intensity, could have a significant adverse effect on the Company’s business, financial condition, cash flows, and results of operations.
There were no significant estimates contained in the preparation of the Company’s condensed financial statements or impacts to the Company’s condensed financial statements for the three months ended March 31, 2022 that were a direct result of the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of the condensed financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The Company is currently an emerging growth company and has elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. As such, the guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company is currently evaluating the impact the standard may have on its financial statements and related disclosures.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not, or are not believed by the Company’s management to, have a material impact on the Company’s financial position, results of operations or cash flows.

3. Cash, Cash Equivalents and Marketable Securities
The Company has classified its marketable securities as available-for-sale. The Company's cash, cash equivalents and marketable securities by major security type as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$133	$—	$—	$133
Money market funds	2,342	—	—	2,342
Commercial paper	61,610	—	(5)	61,605
Total cash and cash equivalents	64,085	—	(5)	64,080
Current marketable securities:
Commercial paper	30,051	2	(69)	29,984
Corporate debt securities	1,962	—	(15)	1,947
U.S. federal agency securities	7,687	—	(94)	7,593
U.S. government securities	3,996	—	(53)	3,943
Total current marketable securities	43,696	2	(231)	43,467
Long-term marketable securities:
U.S. federal agency securities	18,060	—	(322)	17,738
U.S. government securities	4,699	—	(100)	4,599
Total long-term marketable securities	22,759	—	(422)	22,337
Total cash, cash equivalents and marketable securities	$130,540	$2	$(658)	$129,884

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$70	$—	$—	$70
Money market funds	4,021	—	—	4,021
Commercial paper	54,843	—	(2)	54,841
Total cash and cash equivalents	58,934	—	(2)	58,932
Current marketable securities:
Commercial paper	39,696	—	(24)	39,672
Corporate debt securities	6,515	—	(4)	6,511
Total current marketable securities	46,211	—	(28)	46,183
Long-term marketable securities:
U.S. federal agency securities	25,787	—	(112)	25,675
U.S. government securities	8,694	—	(38)	8,656
Corporate debt securities	520	—	(3)	517
Total long-term marketable securities	35,001	—	(153)	34,848
Total cash, cash equivalents and marketable securities	$140,146	$—	$(183)	$139,963
As of March 31, 2022 and December 31, 2021, the Company had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of March 31, 2022 and December 31, 2021. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations.

The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The Company's marketable securities classified by contractual maturities as of March 31, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$43,696	$43,467
Due after one year through five years	22,759	22,337
Total	$66,455	$65,804
4. Property and Equipment
The following table presents the components of property and equipment, net, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$5,991	$5,033
Computer equipment	1,217	1,212
Leasehold improvements	710	710
Software	465	465
Furniture and fixtures	320	320
Total property and equipment	8,703	7,740
Less accumulated depreciation and amortization	(6,132)	(5,967)
Property and equipment, net	$2,571	$1,773
Depreciation and amortization expense was $0.2 million for the three months ended March 31, 2022 and 2021.
5. Accrued and Other Current Liabilities
The following table presents the components of accrued and other current liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$954	$2,498
Accrued paid time off	607	460
Operating lease liability, current portion	446	—
Other current liabilities	529	927
Total accrued and other current liabilities	$2,536	$3,885

6. Other Income (Expense), net
The following table presents the components of other income (expense), net, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$78	$2
Fair value remeasurements	—	(10)
Other gains (losses), net	18	(19)
Other income (expense), net	$96	$(27)
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
The conversion feature of the February 2019 Convertible Note met the requirements for separate accounting and was recognized as a liability at the measurement date fair value of $2.4 million, subject to remeasurement to fair value, with any changes in estimated fair value recognized as a component of other income (expense), net. A corresponding discount, which reduced the carrying value of the February 2019 Convertible Note, was also recorded. The unamortized discount was written off in proportion to the partial conversion, with the remaining discount accreted to interest expense until maturity. The Company recognized additional interest expense of $0.1 million from accretion of the discount during the three months ended March 31, 2021.
On March 24, 2021, the Company repaid the outstanding principal of $4.5 million and accrued interest of $1.1 million related to the February 2019 Convertible Note.
Paycheck Protection Loan
In April 2020, the Company obtained a $1.1 million loan through a bank under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended. The loan’s purpose was to maintain payroll and make rent and utilities payments as specified under the terms of the PPP. Under the PPP, borrowers may apply for loan forgiveness if the funds are used for payroll costs, mortgage interest, rent, and utilities payments over a specified term following receipt of the loan funds. During the term of the agreement, the Company utilized the loan funds for forgivable purposes and applied for forgiveness. In June 2021, the outstanding $1.1 million PPP loan was forgiven and removed from the Company’s balance sheet.

8. Fair Value Measurements
As of March 31, 2022 and December 31, 2021, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.
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
Concurrent with the Company's IPO in July 2021, the outstanding preferred stock warrants were converted to common stock warrants. As such, there were no preferred stock warrants outstanding at March 31, 2022 and December 31, 2021. Immediately prior to the conversion, the Company adjusted the fair value of the preferred stock warrants using the Black-Scholes option pricing model based on the publicly available fair value of the Company's common stock on the pricing date of the Company's IPO along with other significant unobservable inputs. The fair value of the preferred stock warrant liability was then reclassified to equity upon conversion.
In periods ending before the Company's IPO, including the three months ended March 31, 2021, the Company’s convertible preferred stock warrant liability was valued using Level 3 inputs in a Black-Scholes option pricing model (see Note 12 — Warrants). The Company, utilizing a third-party valuation firm to assist with the estimation of the fair value of common stock, employed a hybrid method of option-pricing model (OPM) and Probability-Weighted Expected Return Method (“PWERM”). Under the hybrid OPM and PWERM approach, the per share value calculated under OPM and PWERM were weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share of the common stock before a discount for lack of marketability was applied. This model also calculated the fair value of the other classes of equity, including preferred shares. This estimated preferred stock value, along with other significant unobservable inputs, was an input into a Black-Scholes option pricing model, which calculated the fair value of the preferred stock warrant liability.
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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of March 31, 2022:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,342	$—	$—
Commercial paper	—	61,605	—
Marketable securities:
Commercial paper	—	29,984	—
Corporate debt securities	—	1,947	—
U.S. federal agency securities	—	25,331	—
U.S. government securities	—	8,542	—
Total assets	$2,342	$127,409	$—
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
9. Related Party Transactions
In July 2019, the Company entered into a consulting agreement with Blue Ox Healthcare Partners, LLC (“Blue Ox”) to advise the Company on development of strategies with the goal to obtain widespread insurance coverage for the PreTRM test. Contemporaneously with the consulting agreement, Blue Ox participated in the initial closing of the Series D Convertible Preferred Stock financing in July 2019. In October 2021, the Company entered into an additional consulting agreement with Blue Ox to advise the Company on development of strategies with the goal of increasing Medicaid coverage of the PreTRM test. Payments for this additional consulting agreement are based on the achievement of specific milestones. The Company paid fees related to these consulting agreements of $0.4 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
In June 2019, the Company entered into a master services agreement with Healthcore Inc., a wholly-owned subsidiary of Anthem, Inc. (“Anthem”). This agreement covers a range of research projects, including Healthcore’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.7 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. In November 2020, the Company entered into a Laboratory Services Agreement with Anthem related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. The Company recognized revenues related to this agreement of $19 thousand and $9 thousand for the three months ended March 31, 2022 and 2021, respectively.

In February 2021, the Company entered into a Commercial Collaboration Agreement with Anthem and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Anthem’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Anthem will purchase a certain minimum number of tests for each of the first three years of the term of the Commercial Collaboration Agreement. Additionally, Anthem has agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $3.1 million during the three months ended March 31, 2022, which amount related to the minimum payments for the year ended December 31, 2021. Such minimum payments were initially recorded as deferred revenue at December 31, 2021. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to Anthem patients pursuant to the Commercial Collaboration Agreement. There were no cash receipts related to the Commercial Collaboration Agreement for the three months ended March 31, 2021. The Company has also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Anthem.
The Company and Anthem have agreed to form a Joint Operating Committee to oversee the relationship, comprised of two voting members each from Anthem and the Company. The Company will submit monthly invoices to Anthem for the sale of the PreTRM test at the negotiated rates. Anthem has been participating in the Company’s PRIME study and at the conclusion of the PRIME study, under the Commercial Collaboration Agreement, the parties have agreed to use commercially reasonable efforts to enter into Anthem's standard lab provider agreement. Unless earlier terminated due to breach, the Commercial Collaboration Agreement will remain in effect until the later of (a) the third anniversary of the effective date or (b) the date on which Anthem has purchased a fixed number of PreTRM tests as agreed by the parties.
The Commercial Collaboration Agreement with Anthem is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Anthem is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Anthem are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three months ended March 31, 2022 and 2021.
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
The following shares of Class A common stock were reserved for future issuance:

	March 31, 2022	December 31, 2021
Warrants to purchase Class A common stock	2,788,484	2,788,484
Options to purchase Class A common stock	8,016,915	6,287,126
Class A common stock available for future grants under the 2021 Equity Incentive Plan	2,458,235	3,136,737
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	598,777	305,089
Total	13,862,411	12,517,436
As of December 31, 2021, all deferred offering costs related to the Company's IPO, totaling $3.1 million, had been reclassified to additional paid-in capital.
Convertible Preferred Stock
In connection with the IPO, all shares of convertible preferred stock converted into 22,434,130 shares of Class A common stock and 1,405,259 shares of Class B common stock. No new convertible preferred stock has been issued or authorized since the IPO, and as such, there was no convertible preferred stock outstanding as of March 31, 2022 and December 31, 2021.
In connection with various preferred stock financings, the Company issued warrants to purchase common stock and warrants to purchase preferred stock. See Note 12 — Warrants for additional details.
11. Stock-Based Compensation
Equity Incentive Plans
In November 2011, the Company established the 2011 Employee, Director and Consultant Equity Incentive Plan (the “2011 Plan”) and reserved shares of the Company’s common stock for sale and issuance under the 2011 Plan. Options granted under the 2011 Plan generally vest over a four-year period and generally expire ten years from the date of grant. Options are exercisable only to the extent vested. The 2011 Plan terminated in November 2021, and accordingly, no additional shares are available for grant under the 2011 Plan. The 2011 Plan continues to govern outstanding awards granted under the 2011 Plan.
The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as restricted stock to employees, directors, and consultants of the Company. Options and restricted stock generally vest over a four-year period and options generally expire ten years from the date of grant. Options are exercisable only to the extent vested. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of March 31, 2022, there were 2,458,235 shares of the Company's Class A common stock that were available for future grants under the 2021 Plan.
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of March 31, 2022, no shares had been granted under the 2021 ESPP.

Stock Options
Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding — December 31, 2021	6,287,126	$4.36	7.8	$20,095
Granted	1,918,637	4.30
Expired	—	—
Cancelled	(65,381)	6.94
Exercised	(123,467)	0.80
Outstanding — March 31, 2022	8,016,915	$4.38	8.2	$7,047
Vested and expected to vest at March 31, 2022	7,488,330	$4.30	8.1	$6,931
Vested and exercisable at March 31, 2022	2,967,940	$2.51	6.4	$5,135
The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$383	$64
Sales and marketing expense	313	62
General and administrative expense	526	113
Total employee stock-based compensation	$1,222	$239
At March 31, 2022, there was $15.3 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.1 years.
12. Warrants
Warrants to purchase common stock
All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company's common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	March 31, 2022	December 31, 2021
$5.20	15,979	15,979
9.03	1,032,404	1,032,404
10.84	1,009,795	1,009,795
12.38	8,083	8,083
20.77	722,223	722,223
	2,788,484	2,788,484
There was no common stock warrant activity for the three months ended March 31, 2022.

Warrants to purchase preferred stock
Concurrent with the Company's IPO, all outstanding preferred stock warrants were converted to an equal number of Class A common stock warrants. Immediately prior to the conversion, the Company adjusted the preferred stock warrant liability to fair value. See Note 8—Fair Value Measurements. The fair value of the preferred stock warrant liability was then reclassified to equity upon conversion to common stock warrants. As such, there were no outstanding warrants to purchase convertible preferred stock as of March 31, 2022 and December 31, 2021, and no corresponding preferred stock warrant liability.
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
During each reporting period in which this warrant liability was outstanding, any changes in the fair value of this warrant liability were recorded in other income (expense), net. Total adjustments to the fair value of this warrant liability resulted in other expense of $10 thousand during the three months ended March 31, 2021. No adjustments were required during the three months ended March 31, 2022 as this warrant liability was no longer outstanding.
In connection with various debt financings, refinancing, and amendments to the Loan Agreement, the Company has, from time to time, issued warrants to purchase shares of convertible preferred stock. Each of these warrants were exercisable for cash immediately when granted and had a ten-year expiration. The initial fair value of each these warrants was calculated using the Black-Scholes option pricing model and recorded as a reduction to the carrying value of the bank loan payable and a corresponding preferred stock liability in the year of issuance. During each reporting period in which these warrant liabilities were outstanding, any changes in the fair value of these warrant liabilities were recorded in interest expense. Total adjustments to the fair value of these warrant liabilities during the three months ended March 31, 2021 resulted $10 thousand of interest expense. No adjustments were required during the three months ended March 31, 2022 as these warrant liabilities were no longer outstanding.
13. Commitments and Contingencies
Leases
The Company is the lessee in all of its lease arrangements. The Company did not enter into any leases with related parties during the presented periods. The Company makes significant assumptions and judgments when assessing contracts for lease components, determining lease classifications, and calculating right-of-use asset and lease liability values. These assumptions and judgments may include the useful lives and fair values of the leased assets, the implicit rate underlying the Company's leases, the Company's incremental borrowing rate or the Company's intent to exercise or not exercise options available in lease contracts.
The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of March 31, 2022 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	March 31, 2022
Right-of-use assets:
Operating leases	Other assets	$342
Finance leases	Property and equipment, net	1,188
Total right-of-use assets		$1,530

Lease liabilities:
Operating leases	Accrued and other current liabilities	$446
Finance leases	Finance lease obligation, current portion	351
	Finance lease obligation, net of current portion	718
Total lease liabilities		$1,515

Lease costs and other information consisted of the following (in thousands, except terms and rates):

Three Months Ended
March 31, 2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$16
Interest on lease liabilities	4
Operating lease cost	116
Total lease cost	$136

Other information
Finance leases:
Operating cash outflows	$2
Financing cash outflows	$18
Right-of-use assets obtained in exchange for lease liabilities	$958
Weighted-average remaining lease term (in years)	2.9
Weighted-average discount rate	6.3%
Operating leases:
Operating cash outflows	$151
Right-of-use assets obtained in exchange for lease liabilities	$453
Weighted-average remaining lease term (in years)	0.8
Weighted-average discount rate	4.5%
Future minimum lease payments for the Company's leases as of March 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022	$453	$295	$748
2023	—	407	407
2024	—	351	351
2025	—	117	117
2026 and thereafter	—	—	—
Total minimum lease payments	453	1,170	1,623
Less: imputed interest	(7)	(101)	(108)
Present value of future lease payments	446	1,069	1,515
Less: current portion	446	351	797
Long-term portion	$—	$718	$718
Operating Leases
The Company leases a total of approximately 24,100 square feet of office and laboratory space under a single non-cancelable operating lease with a termination date of December 31, 2022. Under the terms of the lease agreement, the Company has an option to renew the lease for one additional five-year rental period, which the Company is not reasonably certain it will exercise. The Company includes lease extension options in the right-of-use asset and lease liability when the Company is reasonably certain it will exercise the options. The rate implicit in the Company's operating lease is not readily determinable. As such, the Company uses its incremental borrowing rate to calculate the present value of its operating lease liabilities.

Finance Leases
The Company leases certain equipment related to its information technology infrastructure and laboratory operations. All of the Company's current finance leases include bargain purchase options that the Company is reasonably certain to exercise. The Company has elected not to separate lease and non-lease components for its equipment leases. The rates implicit in the Company's finance leases are determinable, and the Company uses those rates to calculate the present value of its finance lease liabilities.
Indemnification
The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2022 and December 31, 2021. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
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
14. Net loss per share
For the three months ended March 31, 2022, the Company calculated net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the three months ended March 31, 2022, the Company reported a net loss and as such, basic and diluted net loss per share are the same.
The rights, including the liquidation and dividend rights, of the holders of the Company's Class A and Class B common stock are identical, except with respect to voting and conversion. The undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three months ended March 31, 2022.
The Company issued certain shares of convertible preferred stock that were outstanding until the Company's IPO and were concluded to be participating securities. For the three months ended March 31, 2021, there was only one class of common stock outstanding. Due to the presence of participating securities, the Company calculated net loss per share for the three months ending March 31, 2021 using the more dilutive of the treasury stock or the two-class method. For periods presented in which the Company reports a net loss, the losses are not allocated to the participating securities. As the Company reported a net loss during the three months ending March 31, 2021, diluted net loss per share was the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The preferred stock converted to common stock in July 2021 as part of the Company's IPO. See Note 10—Capital Structure for additional details.

The following table sets forth the computation of basic and diluted net loss per share of Class A and Class B common stock during 2022 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2022
	Class A	Class B
Net loss	$(11,651)	$(557)
Weighted average common stock outstanding, basic and diluted	29,396,320	1,405,259
Net loss per share — basic and diluted	$(0.40)	$(0.40)
The following table sets forth the computation of the basic and diluted net loss per share during 2021 (in thousands, except share and per share amounts):

Three Months Ended March 31, 2021
Net loss	$(6,359)
Weighted average common stock outstanding, basic and diluted	1,791,841
Net loss per share — basic and diluted	$(3.55)
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	March 31,
	2022	2021
Junior convertible preferred stock	—	9,819,480
Senior convertible preferred stock	—	10,675,922
Warrants to purchase convertible preferred stock	—	81,543
Warrants to purchase Class A common stock	2,788,484	2,741,813
Options to purchase Class A common stock	8,016,915	4,958,194
Total	10,805,399	28,276,952

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Investors and others should note that we routinely use the Investors section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investors section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that we share on the Investors section of our website, investors.seraprognostics.com.
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
We have incurred significant operating losses since inception. Our net losses were $12.2 million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively. We expect to incur significant additional operating losses and negative cash flows from operations for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development activities.
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
Impact of COVID-19
The degree to which COVID-19 impacts our future business operations, research and development programs, and financial condition will depend on future developments, including the ultimate duration and/or severity of the outbreak and any resurgences, actions by government authorities to contain the spread of the virus, the effectiveness of vaccines against the virus, and when and to what extent normal economic and operating conditions can resume. The ability of our employees and other business partners to travel and conduct other routine business activity has been and is likely to continue to be disrupted or adversely affected. The primary impacts to our business have been the early cessation of enrollment in our Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL study, in March 2020, the delayed commencement of enrollment in our PRIME study until November 2020, and limited access to ordering clinicians as we have initiated the commercialization of our PreTRM test. Enrollment of 2,800 PRIME study patients is expected in late 2022, and the interim analysis is expected to occur in 2023, depending on disruption due to COVID-19 conditions. However, our laboratory has remained operational and, to the extent possible, we are conducting our other business operations with necessary or advisable modifications. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations, and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

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
Interest Expense
Interest expense represents interest expense incurred on our loans payable and convertible promissory note, amortization of a discount feature on a convertible promissory note, and periodic fair value adjustments on certain liabilities. As of March 31, 2022, we had no outstanding debt.
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
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change
	(in thousands)
	(unaudited)
Revenue	$38	$13	$25
Operating expenses:
Cost of revenue	20	5	15
Research and development	3,322	2,396	926
Selling and marketing	4,458	1,350	3,108
General and administrative	4,538	2,287	2,251
Total operating expenses	12,338	6,038	6,300
Loss from operations	(12,300)	(6,025)	(6,275)
Interest expense	(4)	(307)	303
Other income (expense), net	96	(27)	123
Net loss	$(12,208)	$(6,359)	$(5,849)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change
	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$1,243	$693	$550
Research and bioinformatics	1,038	732	306
Laboratory operations	1,041	971	70
Total research and development expenses	$3,322	$2,396	$926
The $0.9 million increase was due to a $0.1 million increase in laboratory operations costs, a $0.6 million increase in clinical study costs, and a $0.3 million increase in research and bioinformatics expenses. The $0.1 million increase in laboratory operations costs is primarily due to a $0.1 million increase in personnel costs driven by increased headcount and a $0.1 million increase in stock-based compensation expense, partially offset by a $0.1 million decrease in lab supplies. The $0.6 million increase in clinical study costs is primarily due to a $0.2 million increase resulting from the increased enrollment and site setup activity in the PRIME study, a $0.2 million increase in personnel costs driven by increased headcount, and a $0.1 million increase in stock-based compensation expense. The $0.3 million increase in research and bioinformatics costs is primarily due to a $0.2 million increase in personnel costs driven by increased headcount and a $0.1 million increase in stock-based compensation expense.
Selling and Marketing Expenses
The $3.1 million increase was due primarily to increases of $2.0 million in personnel-related costs driven by increased headcount, $0.5 million of travel expenses, $0.3 million of increased stock-based compensation expense, and $0.1 million of marketing programs and materials development.
General and Administrative Expenses
The $2.3 million increase was due primarily to increases of $0.7 million of personnel expenses driven by increased headcount, $0.6 million of director and officer insurance costs, which increased as a result of our becoming a public company, $0.4 million of increased stock-based compensation expense, $0.1 million of professional services and fees related to public company compliance, $0.1 million of recruiting expenses, $0.1 million of legal expenses, and $0.1 million of consulting fees.
Interest Expense
Interest expense decreased by $0.3 million as a result of paying the remaining loan payable balance in the first quarter of 2021.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. See Note 10—Capital Structure for additional details about the IPO. As of March 31, 2022, we had cash and cash equivalents of $64.1 million, available-for-sale securities of $65.8 million, and an accumulated deficit of $178.7 million.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
	(unaudited)
Net cash provided by (used in):
Operating activities	$(9,557)	$(6,950)
Investing activities	14,634	(41)
Financing activities	71	53,474
Net increase in cash and cash equivalents	$5,148	$46,483
Operating Activities
The net cash used in operating activities during the three months ended March 31, 2022 was primarily due to a net loss of $12.2 million partially offset by non-cash charges of $1.4 million and an increase in operating assets and liabilities of $1.2 million. The net cash used in operating activities during the three months ended March 31, 2021 was primarily due to a net loss of $6.4 million and a decrease in operating assets and liabilities of $1.2 million, partially offset by non-cash charges of $0.6 million.
Investing Activities
Net cash provided by investing activities was $14.6 million for the three months ended March 31, 2022, representing $21.3 million in proceeds from maturities and sales of marketable securities, partially offset by $6.6 million in purchases of marketable securities. Net cash used in investing activities was $41 thousand for the three months ended March 31, 2021, representing purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was due to $89 thousand in proceeds from options exercised, partially offset by $18 thousand of finance lease principal payments. Net cash provided by financing activities for the three months ended March 31, 2021 was primarily due to net proceeds of $61.5 million from the sale of Series E convertible preferred stock, including $1.1 million allocated to common stock warrants issued in connection with the sale of Series E convertible preferred stock and $0.2 million in proceeds from options exercised, partially offset by $3.1 million and $4.5 million of loan and note repayments, respectively, and $0.6 million of deferred offering costs payments.
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
Contractual Obligations and Commitments
Our contractual obligations and commitments for the year ended December 31, 2021 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021. Material changes that have occurred during the three months ended March 31, 2022 include the following:
•Future minimum lease payments increased as a result of entering a new finance lease during the three months ended March 31, 2022. Future minimum lease payments are detailed in Note 13—Commitments and Contingencies.
Critical Accounting Policies, Significant Judgments and Use of Estimates
A summary of our critical accounting policies, significant judgments, and use of estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022. There have been no significant changes in the application of our critical accounting policies, significant judgments and use of estimates during the three months ended March 31, 2022.
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
Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.5 million in the market value of our available-for-sale debt securities as of March 31, 2022. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our IPO. Our net loss for the three months ended March 31, 2022 and 2021 was $12.2 million and $6.4 million, respectively. As of March 31, 2022, we had an accumulated deficit of $178.7 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop, and commercialize new products.
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

If we are unable to successfully scale our operations, or attract and retain highly skilled employees, our business could suffer.
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
In response to these public health directives and orders, we have implemented work-from-home policies for many of our employees. The effects of new variants of the virus, executive orders, shelter-in-place orders, and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to monitor state and local quarantine, shelter-in-place orders, executive orders, and similar government orders and have begun reopening our office to allow certain employees to return to the office, as needed, in accordance with our reopening plan, which is based on a phased approach that is appropriately tailored for our office situation, with a focus on employee safety and optimal work environment.
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
In addition, our clinical trials could be affected by the COVID-19 pandemic. The primary impacts to our business have been the early cessation of enrollment in our AVERT PRETERM TRIAL in March 2020, the delayed commencement of enrollment in our PRIME study until November 2020 and limited access to ordering clinicians as we have initiated the commercialization of our PreTRM test. Enrollment of 2,800 PRIME study patients is expected in late 2022, and the interim analysis is expected to occur in 2023, depending on disruption due to COVID-19 conditions. If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies, and clinical trials, including potential timing delays.
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
The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, health care systems or the global economy as a whole.
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
Based on shares outstanding as of March 31, 2022, our executive officers, directors and our stockholders holding 5% or more of our common stock and their affiliates beneficially hold shares representing a majority of our outstanding Class A common stock. These stockholders, acting together, would be able to significantly influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may adversely affect the market price of our Class A common stock by:
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
Substantially all of our pre-IPO stockholders were subject to lock-up agreements with the underwriters of our IPO that restricted their ability to transfer shares of our Class A common stock and Class B common stock or securities convertible into or exercisable or exchangeable for shares of our Class A common stock or Class B common stock. These restrictions expired on January 10, 2022, resulting in these shares becoming eligible for public sale on January 11, 2022, if they are registered under the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline.
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
None.

(b)    Use of Proceeds from Public Offering of Class A Common Stock
On July 19, 2021, we completed our IPO, which resulted in the sale of 4,687,500 shares of our Class A common stock, at a price to the public of $16.00 per share. The offer and sale of the shares in our IPO was made pursuant to the Registration Statement on Form S-1 (File No. 333-257038) which was declared effective by the SEC. Shares of our Class A common stock began trading on The Nasdaq Global Market on July 15, 2021. The offering closed on July 19, 2021.
The underwriters of our IPO were Citigroup Global Markets Inc., Cowen and Company, LLC and William Blair & Company, L.L.C.
We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $5.3 million. In addition, we incurred expenses of approximately $3.1 million. We received net proceeds, after deducting underwriting discounts and offering expenses, of approximately $66.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning 10% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO from those that were described in our final prospectus dated as of July 14, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 16, 2021.

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

10.1+
Consulting Agreement by and between the Registrant and Douglas Fisher, dated January 10, 2022. (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022)

10.2+
Employment Agreement by and between the Registrant and Michael Foley, dated January 3, 2022. (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022)

10.3+
Amendment to Employment Agreement by and between the Registrant and Michael Foley, dated December 30, 2021. (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022)

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

SERA PROGNOSTICS, INC.

Date: May 10, 2022	/s/ Gregory C. Critchfield, M.D., M.S.
Gregory C. Critchfield, M.D., M.S.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	/s/ Jay Moyes
Jay Moyes
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)