Form 10-Q
period 2022-06-30
SERA PROGNOSTICS, INC.
filed 2022-08-10
CIK 1534969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, the registrant had 29,596,946 and 1,405,259 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SERA PROGNOSTICS, INC.
Condensed Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$53,891	$58,932
Marketable securities	53,021	46,183
Accounts receivable	73	27
Other receivables	55	3,116
Prepaid expenses and other current assets	1,009	1,993
Total current assets	108,049	110,251
Property and equipment, net	2,967	1,773
Long-term marketable securities	13,677	34,848
Other assets	363	157
Total assets	$125,056	$147,029
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$783	$1,197
Accrued and other current liabilities	2,962	3,885
Deferred rent, current portion	—	139
Finance lease obligation, current portion	456	74
Deferred revenue	3,102	3,116
Total current liabilities	7,303	8,411
Finance lease obligation, net of current portion	848	54
Total liabilities	8,151	8,465
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized as of June 30, 2022 and December 31, 2021; 29,586,727 and 29,368,867 Class A shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; 1,500,000 Class B shares authorized as of June 30, 2022 and December 31, 2021; 1,405,259 Class B shares issued and outstanding as of June 30, 2022 and December 31, 2021.	3	3
Additional paid-in capital	307,916	305,212
Accumulated other comprehensive loss	(818)	(183)
Accumulated deficit	(190,196)	(166,468)
Total stockholders' equity	116,905	138,564
Total liabilities and stockholders' equity	$125,056	$147,029
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$78	$20	$116	$33
Operating expenses:
Cost of revenue	56	8	76	13
Research and development	3,261	2,824	6,583	5,221
Selling and marketing	4,219	1,740	8,677	3,090
General and administrative	4,288	2,829	8,826	5,116
Total operating expenses	11,824	7,401	24,162	13,440
Loss from operations	(11,746)	(7,381)	(24,046)	(13,407)
Interest expense	(18)	2	(22)	(305)
Other income, net	244	1,072	340	1,046
Net loss	$(11,520)	$(6,307)	$(23,728)	$(12,666)
Net loss per share, basic and diluted	$(0.37)	$(3.17)	$(0.77)	$(6.70)
Weighted-average shares of common stock outstanding, basic and diluted	30,945,616	1,988,886	30,873,995	1,890,908
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	$(162)	$—	$(635)	$—
Total other comprehensive loss	(162)	—	(635)	—
Comprehensive loss	$(11,682)	$(6,307)	$(24,363)	$(12,666)
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share and per share data)

	Senior Convertible Preferred Stock		Junior Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	30,774,126	$3	$305,212	$(183)	$(166,468)	$138,564
Issuance of common stock upon exercise of stock options	—	—	—	—	123,467	—	98	—	—	98
Stock-based compensation expense	—	—	—	—	—	—	1,222	—	—	1,222
Other comprehensive loss	—	—	—	—	—	—	—	(473)	—	(473)
Net loss	—	—	—	—	—	—	—	—	(12,208)	(12,208)
Balance as of March 31, 2022	—	$—	—	$—	30,897,593	$3	$306,532	$(656)	$(178,676)	$127,203
Issuance of common stock upon exercise of stock options	—	—	—	—	94,393	—	170	—	—	170
Stock-based compensation expense	—	—	—	—	—	—	1,214	—	—	1,214
Other comprehensive loss	—	—	—	—	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	—	—	—	—	(11,520)	(11,520)
Balance as of June 30, 2022	—	$—	—	$—	30,991,986	$3	$307,916	$(818)	$(190,196)	$116,905
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share and per share data)

	Senior Convertible Preferred Stock		Junior Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	5,737,440	$50,192	9,819,480	$77,844	1,700,625	$—	$5,889	$—	$(131,459)	$(125,570)
Issuance of Series E senior convertible preferred stock at $12.46 per share, net of issuance costs of $0.1 million	4,938,482	60,307	—	—	—	—	—	—	—	—
Fair value of warrants to purchase common stock issued to Series E investor	—	—	—	—	—	—	1,071	—	—	1,071
Issuance of common stock upon exercise of stock options	—	—	—	—	281,458	—	229	—	—	229
Stock-based compensation expense	—	—	—	—	—	—	239	—	—	239
Net loss	—	—	—	—	—	—	—	—	(6,359)	(6,359)
Balance as of March 31, 2021	10,675,922	$110,499	9,819,480	$77,844	1,982,083	$—	$7,428	$—	$(137,818)	$(130,390)
Issuance of Series E senior convertible preferred stock at $12.46 per share, net of issuance costs of $0.1 million	3,115,657	38,645	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	22,872	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	—	—	864	—	—	864
Net loss	—	—	—	—	—	—	—	—	(6,307)	(6,307)
Balance as of June 30, 2021	13,791,579	$149,144	9,819,480	$77,844	2,004,955	$—	$8,327	$—	$(144,125)	$(135,798)
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(23,728)	$(12,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	350	378
Stock-based compensation	2,436	1,103
Non-cash interest expense	9	158
Gain on extinguishment of PPP loan	—	(1,050)
Other	5	9
Changes in operating assets and liabilities:
Accounts receivable	(46)	(12)
Other receivables	3,116	—
Prepaid expenses and other assets	1,277	(309)
Accounts payable	(484)	197
Accrued and other current liabilities	(1,516)	(935)
Deferred rent	—	(61)
Deferred revenue	(14)	—
Net cash used in operating activities	(18,595)	(13,188)
Cash flows from investing activities
Purchases of marketable securities	(21,217)	—
Proceeds from maturities and sales of marketable securities	34,852	—
Purchases of property and equipment	(226)	(126)
Proceeds from disposal of property and equipment	16	—
Net cash provided by (used in) investing activities	13,425	(126)
Cash flows from financing activities
Proceeds from issuance of Series E senior convertible preferred stock, net of issuance costs	—	99,058
Proceeds allocated to issuance of common stock warrants in connection with Series E	—	1,071
Proceeds from exercise of stock options	214	264
Payment of convertible note payable	—	(4,494)
Payment of loan payable	—	(3,100)
Finance lease principal payments	(85)	(34)
Payment of deferred offering costs	—	(2,133)
Net cash provided by financing activities	129	90,632
Net (decrease) increase in cash and cash equivalents	(5,041)	77,318
Cash and cash equivalents at beginning of period	58,932	13,533
Cash and cash equivalents at end of period	$53,891	$90,851
Supplemental disclosure of cash flow information
Cash paid for interest	$13	$1,270
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accruals	$68	$149
Series E senior convertible preferred stock offering costs included in accounts payable and accrued liabilities	$—	$80
Series E senior convertible preferred stock offering costs prepaid and deferred in prior period and reclassified to Series E senior convertible preferred stock	$—	$26
Deferred offering costs included in accounts payable and accrued liabilities	$—	$618
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
The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $190.2 million as of June 30, 2022. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s commercialization activities for the PreTRM test, and to support additional clinical and preclinical trials and anticipated research and development activities. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its diagnostic products and could be required to delay, scale back, or abandon some or all of its development programs and other operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and may be dilutive to current stockholders, and any debt financing, if available, may involve restrictive covenants and dilutive financing instruments. The Company’s future operations are highly dependent on a combination of factors, including (i) the successful commercial launch and market acceptance of the PreTRM test; (ii) the success of clinical trials and other research and development programs; (iii) the development of competitive products by other biotechnology and laboratory companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its intellectual property, technology, and products; and, ultimately (vi) the timely and successful completion of any additional financing.
The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering ("IPO"), which was completed in July 2021. See Note 10—Capital Structure for additional details about the IPO. As of June 30, 2022, the Company had aggregate cash, cash equivalents, and available-for-sale securities of $120.6 million. See Note 3—Cash, Cash Equivalents and Marketable Securities.
The Company believes that its existing financial resources are sufficient to continue operating activities at least 12 months from the issuance date of these unaudited condensed financial statements.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The results of the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, or any other period.
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
The COVID-19 pandemic and the evolving actions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce. The extent to which the COVID-19 pandemic may impact the Company’s business, financial condition, cash flows, and results of operations, in particular, will depend on future developments that are uncertain, many of which are outside the Company’s control. Such developments include the availability and effectiveness of actions taken to contain or treat COVID-19, the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence of the COVID-19 virus and variant strains thereof, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration, and intensity, could have a significant adverse effect on the Company’s business, financial condition, cash flows, and results of operations.
There were no significant estimates contained in the preparation of the Company’s condensed financial statements or impacts to the Company’s condensed financial statements for the three and six months ended June 30, 2022 that were a direct result of the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of the condensed financial statements.
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
3. Cash, Cash Equivalents and Marketable Securities
The Company has classified its marketable securities as available-for-sale. The Company's cash, cash equivalents and marketable securities by major security type as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$353	$—	$—	$353
Money market funds	4,695	—	—	4,695
Commercial paper	48,848	—	(5)	48,843
Total cash and cash equivalents	53,896	—	(5)	53,891
Current marketable securities:
Commercial paper	21,018	—	(76)	20,942
Corporate debt securities	1,963	—	(11)	1,952
U.S. federal agency securities	25,733	—	(516)	25,217
U.S. government securities	4,999	—	(89)	4,910
Total current marketable securities	53,713	—	(692)	53,021
Long-term marketable securities:
U.S. federal agency securities	6,237	4	(27)	6,214
U.S. government securities	7,561	7	(105)	7,463
Total long-term marketable securities	13,798	11	(132)	13,677
Total cash, cash equivalents and marketable securities	$121,407	$11	$(829)	$120,589

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$70	$—	$—	$70
Money market funds	4,021	—	—	4,021
Commercial paper	54,843	—	(2)	54,841
Total cash and cash equivalents	58,934	—	(2)	58,932
Current marketable securities:
Commercial paper	39,696	—	(24)	39,672
Corporate debt securities	6,515	—	(4)	6,511
Total current marketable securities	46,211	—	(28)	46,183
Long-term marketable securities:
U.S. federal agency securities	25,787	—	(112)	25,675
U.S. government securities	8,694	—	(38)	8,656
Corporate debt securities	520	—	(3)	517
Total long-term marketable securities	35,001	—	(153)	34,848
Total cash, cash equivalents and marketable securities	$140,146	$—	$(183)	$139,963
As of June 30, 2022 and December 31, 2021, the Company had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of June 30, 2022 and December 31, 2021. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The Company's marketable securities classified by contractual maturities as of June 30, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$53,713	$53,021
Due after one year through five years	13,798	13,677
Total	$67,511	$66,698

4. Property and Equipment
The following table presents the components of property and equipment, net, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$5,912	$5,033
Computer equipment	1,224	1,212
Leasehold improvements	710	710
Software	716	465
Furniture and fixtures	320	320
Total property and equipment	8,882	7,740
Less accumulated depreciation and amortization	(5,915)	(5,967)
Property and equipment, net	$2,967	$1,773
Depreciation and amortization expense was $0.2 million for the three months ended June 30, 2022 and 2021. Depreciation and amortization expense was $0.4 million for the six months ended June 30, 2022 and 2021.
5. Accrued and Other Current Liabilities
The following table presents the components of accrued and other current liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$1,483	$2,498
Accrued paid time off	583	460
Operating lease liability, current portion	299	—
Other current liabilities	597	927
Total accrued and other current liabilities	$2,962	$3,885
6. Other Income, net
The following table presents the components of other income, net, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$66	$18	$144	$21
Fair value remeasurements	—	4	—	(6)
Gain on extinguishment of PPP loan	—	1,050	—	1,050
Other gains (losses), net	178	—	196	(19)
Other income, net	$244	$1,072	$340	$1,046
7. Loans and Convertible Promissory Notes
Bank Loan
In 2014, through a Loan and Security Agreement with a bank, the Company obtained a term loan for $10.0 million. In March 2021, the Company repaid the outstanding principal of $2.0 million, accrued interest of $6 thousand, and the final payment fee of $0.1 million related to this loan.

Convertible Promissory Note
In February 2019, the Company authorized the issuance of a $6.4 million subordinated convertible promissory note (the “Note”) to a stockholder of the Company, bearing 12% interest and a maturity date of February 26, 2021, to provide liquidity and additional working capital. On February 15, 2021, the maturity date was extended to March 28, 2021. The Note was convertible at the option of the holder into shares of Series D Convertible Preferred Stock at a conversion price equal to 80% of the issuance price of the Series D Convertible Preferred Stock of $9.03 per share. In July 2019, $1.9 million of the $6.4 million Note’s principal and $0.1 million of accrued interest were converted into 277,507 shares of the Company’s Series D Preferred Stock.
The conversion feature of the Note met the requirements for separate accounting and was recognized as a liability at the measurement date fair value of $2.4 million, subject to remeasurement to fair value, with any changes in estimated fair value recognized as a component of other income, net. A corresponding discount, which reduced the carrying value of the Note, was also recorded. The unamortized discount was written off in proportion to the partial conversion, with the remaining discount accreted to interest expense until maturity. The Company recognized additional interest expense of $0.1 million from accretion of the discount during the six months ended June 30, 2021.
On March 24, 2021, the Company repaid the outstanding principal of $4.5 million and accrued interest of $1.1 million related to the Note.
Paycheck Protection Loan
In April 2020, the Company obtained a $1.1 million loan through a bank under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended. The loan’s purpose was to maintain payroll and make rent and utilities payments as specified under the terms of the PPP. Under the PPP, borrowers may apply for loan forgiveness if the funds are used for payroll costs, mortgage interest, rent, and utilities payments over a specified term following receipt of the loan funds. During the term of the agreement, the Company utilized the loan funds for forgivable purposes and applied for forgiveness. In June 2021, the outstanding $1.1 million PPP loan was forgiven and removed from the Company’s balance sheet. As a result of the forgiveness of the PPP loan, a $1.1 million gain on extinguishment was recorded in other income, net for the three and six months ended June 30, 2021.
8. Fair Value Measurements
As of June 30, 2022 and December 31, 2021, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.
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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of June 30, 2022:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$4,695	$—	$—
Commercial paper	—	48,843	—
Marketable securities:
Commercial paper	—	20,942	—
Corporate debt securities	—	1,952	—
U.S. federal agency securities	—	31,431	—
U.S. government securities	—	12,373	—
Total assets	$4,695	$115,541	$—
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
9. Related Party Transactions
In July 2019, the Company entered into a consulting agreement with Blue Ox Healthcare Partners, LLC (“Blue Ox”) to advise the Company on development of strategies with the goal to obtain widespread insurance coverage for the PreTRM test. Contemporaneously with the consulting agreement, Blue Ox participated in the initial closing of the Series D Convertible Preferred Stock financing in July 2019. In October 2021, the Company entered into an additional consulting agreement with Blue Ox to advise the Company on development of strategies with the goal of increasing Medicaid coverage of the PreTRM test. Payments for this additional consulting agreement are based on the achievement of specific milestones. The Company paid no fees and $0.2 million in fees related to these consulting agreements for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.
In June 2019, the Company entered into a master services agreement with Healthcore Inc., a subsidiary of Elevance Health, Inc., formerly known as Anthem, Inc., (“Elevance Health”). This agreement covers a range of research projects, including Healthcore’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.4 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. The Company recognized revenues related to this agreement of $23 thousand and $16 thousand for the three months ended June 30, 2022 and 2021, respectively, and $42 thousand and $25 thousand for the six months ended June 30, 2022 and 2021, respectively.

In February 2021, the Company entered into a Commercial Collaboration Agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health will purchase a certain minimum number of tests for each of the first three years of the term of the Commercial Collaboration Agreement. Additionally, Elevance Health has agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $3.1 million during the six months ended June 30, 2022, which amount related to the minimum payments for the year ended December 31, 2021. Such minimum payments were initially recorded as deferred revenue at December 31, 2021. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. There were no cash receipts related to the Commercial Collaboration Agreement for the six months ended June 30, 2021. The Company has also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health.
The Company and Elevance Health have formed a Joint Operating Committee to oversee the relationship, comprised of two voting members each from Elevance Health and the Company. The Company will submit monthly invoices to Elevance Health for the sale of the PreTRM test at the negotiated rates. Elevance Health has been participating in the Company’s PRIME study and at the conclusion of the PRIME study, under the Commercial Collaboration Agreement, the parties have agreed to use commercially reasonable efforts to enter into Elevance Health's standard lab provider agreement. Unless earlier terminated due to breach, the Commercial Collaboration Agreement will remain in effect until the later of (a) the third anniversary of the effective date or (b) the date on which Elevance Health has purchased a fixed number of PreTRM tests as agreed by the parties.
The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three and six months ended June 30, 2022 and 2021.
10. Capital Structure
On July 19, 2021, the Company completed its IPO and issued 4,687,500 shares of its Class A common stock at a price of $16.00 per share for net proceeds of approximately $66.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the IPO, all shares of convertible preferred stock converted into 22,434,130 shares of Class A common stock and 1,405,259 shares of Class B common stock and no new shares of convertible preferred stock have since been issued.
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

The following shares of Class A common stock were reserved for future issuance:

	June 30, 2022	December 31, 2021
Warrants to purchase Class A common stock	2,788,484	2,788,484
Options to purchase Class A common stock	8,743,143	6,287,126
Class A common stock available for future grants under the 2021 Equity Incentive Plan	1,637,614	3,136,737
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	598,777	305,089
Total	13,768,018	12,517,436
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
The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as restricted stock to employees, directors, and consultants of the Company. Options and restricted stock generally vest over a four-year period and options generally expire ten years from the date of grant. Options are exercisable only to the extent vested. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of June 30, 2022, there were 1,637,614 shares of the Company's Class A common stock that were available for future grants under the 2021 Plan.
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of June 30, 2022, no shares had been granted under the 2021 ESPP.
Stock Options
Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding — December 31, 2021	6,287,126	$4.36	7.8	$20,095
Granted	3,087,510	3.29
Expired	—	—
Cancelled	(413,633)	7.23
Exercised	(217,860)	1.23
Outstanding — June 30, 2022	8,743,143	$3.92	8.2	$499
Vested and expected to vest at June 30, 2022	8,252,641	$3.86	8.1	$490
Vested and exercisable at June 30, 2022	3,255,726	$2.85	6.5	$239

The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$451	$370	$834	$434
Sales and marketing expense	76	117	389	179
General and administrative expense	687	377	1,213	490
Total employee stock-based compensation	$1,214	$864	$2,436	$1,103
At June 30, 2022, there was $14.1 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.8 years.
12. Warrants
Warrants to purchase Class A common stock
All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company's common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	June 30, 2022	December 31, 2021
$5.20	15,979	15,979
9.03	1,032,404	1,032,404
10.84	1,009,795	1,009,795
12.38	8,083	8,083
20.77	722,223	722,223
	2,788,484	2,788,484
There was no common stock warrant activity for the six months ended June 30, 2022.
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

The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of June 30, 2022 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	June 30, 2022
Right-of-use assets:
Operating leases	Other assets	$230
Finance leases	Property and equipment, net	1,484
Total right-of-use assets		$1,714

Lease liabilities:
Operating leases	Accrued and other current liabilities	$299
Finance leases	Finance lease obligation, current portion	456
	Finance lease obligation, net of current portion	848
Total lease liabilities		$1,603
Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$67	$113
Interest on lease liabilities	18	22
Operating lease cost	116	233
Total lease cost	$201	$368

Other information
Finance leases:
Operating cash outflows	$11	$13
Financing cash outflows	$67	$85
Right-of-use assets obtained in exchange for lease liabilities	$295	$1,253
Weighted-average remaining lease term (in years)	2.7	2.7
Weighted-average discount rate	6.4%	6.4%
Operating leases:
Operating cash outflows	$151	$302
Right-of-use assets obtained in exchange for lease liabilities	$—	$453
Weighted-average remaining lease term (in years)	0.5	0.5
Weighted-average discount rate	4.5%	4.5%

Future minimum lease payments for the Company's leases as of June 30, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022	$302	$253	$555
2023	—	518	518
2024	—	462	462
2025	—	191	191
2026 and thereafter	—	—	—
Total minimum lease payments	302	1,424	1,726
Less: imputed interest	(3)	(120)	(123)
Present value of future lease payments	299	1,304	1,603
Less: current portion	299	456	755
Long-term portion	$—	$848	$848
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
Indemnification
The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2022 and December 31, 2021. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
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
14. Net loss per share
For the three and six months ended June 30, 2022, the Company calculated net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the three and six months ended June 30, 2022, the Company reported a net loss and as such, basic and diluted net loss per share are the same.
The rights, including the liquidation and dividend rights, of the holders of the Company's Class A and Class B common stock are identical, except with respect to voting and conversion. The undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three and six months ended June 30, 2022.
The Company issued certain shares of convertible preferred stock that were outstanding until the Company's IPO and were concluded to be participating securities. For the three and six months ended June 30, 2021, there was only one class of common stock outstanding. Due to the presence of participating securities, the Company calculated net loss per share for the three and six months ending June 30, 2021 using the more dilutive of the treasury stock or the two-class method. For periods presented in which the Company reports a net loss, the losses are not allocated to the participating securities. As the Company reported a net loss during the three and six months ending June 30, 2021, diluted net loss per share was the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share of Class A and Class B common stock during 2022 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Net loss	$(10,997)	$(523)	$(22,648)	$(1,080)
Weighted average common stock outstanding, basic and diluted	29,540,357	1,405,259	29,468,736	1,405,259
Net loss per share — basic and diluted	$(0.37)	$(0.37)	$(0.77)	$(0.77)
The following table sets forth the computation of the basic and diluted net loss per share during 2021 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net loss	$(6,307)	$(12,666)
Weighted average common stock outstanding, basic and diluted	1,988,886	1,890,908
Net loss per share — basic and diluted	$(3.17)	$(6.70)

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	June 30,
	2022	2021
Junior convertible preferred stock	—	9,819,480
Senior convertible preferred stock	—	13,791,579
Warrants to purchase convertible preferred stock	—	81,543
Warrants to purchase Class A common stock	2,788,484	2,741,813
Options to purchase Class A common stock	8,743,143	5,677,611
Total	11,531,627	32,112,026

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
Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during week 19 or 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes conducting clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients. Elevance Health, Inc. (formerly known as Anthem, Inc.), or Elevance Health, whose health plans cover more than 10% of U.S. pregnancies annually, will make our PreTRM test available to eligible pregnant members as part of a multi-year contract. Elevance Health is one of the nation’s largest health insurers with greater than 47 million members nationwide. Through this collaboration, a significant number of physicians and patients in the U.S. gain access to early and accurate predictions of preterm birth to enable more informed decision-making during pregnancy. Sera believes that its commercial collaboration with Elevance Health further validates the clinical and economic value of its PreTRM test and significantly de-risks initial commercialization. Sera further expects this to provide a pathway for broader market adoption through subsequent coverage decisions by major payers. We are actively discovering and developing several additional biomarker tests to predict other major conditions of pregnancy, such as preeclampsia, and gestational diabetes, among others, that have the potential to offer significant health benefits to women and their babies.
There are approximately 140 million births globally each year. Of these, it is estimated that as many as 25% are affected by various complications, including: preterm birth, preeclampsia, fetal growth restriction, stillbirth, hypertension of pregnancy, gestational diabetes, and others. In the United States, there are approximately 3.6 million births annually, and over 10% of those pregnancies result in preterm births with profound short- and long-term health consequences to the mother and baby. These health consequences are estimated to lead to associated costs of approximately $25 billion annually in the United States. Traditional methods to detect prematurity risk in time for proactive management have been limited and fail to identify the vast majority of women who will deliver prematurely. We believe our actionable blood-

based biomarker test for prematurity risk can enable patients, physicians, and payers to more proactively manage and mitigate the complications and associated costs of prematurity. Given that pregnancy is the launch point for the future health of babies and a key determinant in the future health of mothers and babies, we believe this area is ripe for innovation and better tools to improve patient outcomes.
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
We have incurred significant operating losses since inception. Our net losses were $11.5 million and $6.3 million for the three months ended June 30, 2022 and 2021, respectively, and $23.7 million and $12.7 million for the six months ended June 30, 2022 and 2021, respectively. We expect to incur significant additional operating losses and negative cash flows from operations for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development activities.
We have signed an agreement with Elevance Health, pursuant to which Elevance Health will purchase our PreTRM test, and we continue to negotiate contracts with private and governmental payers, health systems, and self-insured employers that could eventually result in revenues. If we are unable to secure payer contracts that result in significant revenues or access additional funds, we may be required to delay, scale back or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.
Impact of COVID-19
The degree to which COVID-19 impacts our future business operations, research and development programs, and financial condition will depend on future developments, including the ultimate duration and/or severity of the outbreak and any resurgences, actions by government authorities to contain the spread of the virus, the effectiveness of vaccines against the virus, and when and to what extent normal economic and operating conditions can resume. The ability of our employees and other business partners to travel and conduct other routine business activity has been and is likely to continue to be disrupted or adversely affected. The primary impacts to our business have been the early cessation of enrollment in our Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL study, in March 2020, the delayed commencement of enrollment in our PRIME study until November 2020, and limited access to ordering clinicians as we have initiated the commercialization of our PreTRM test. Enrollment of approximately 2,800 PRIME study patients is expected in late 2022, and the interim analysis is expected to occur in 2023, depending on several factors that include potential further disruption due to COVID-19 conditions. However, our laboratory has remained operational and, to the extent possible, we are conducting our other business operations with necessary or advisable modifications. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations, and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

Key Components of Our Results of Operations
Revenues
We expect to derive substantially all of our revenue in the near term from sales of the PreTRM test. We expect increased revenue in the second half of 2022 compared to the first half of 2022 as sales volume continues to increase and as we continue to engage with payers, employers, and health systems to close payment contracts. These additional contracts may enable an upfront negotiated payment rate which could eventually result in additional revenues when health care providers order the PreTRM test.
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
We expense all research and development costs, both internal and external, in the period in which they are incurred. Research and development costs decreased in the second quarter of 2022 compared to the first quarter of 2022 as we worked to increase efficiencies and prioritize key initiatives. We expect that our research and development expenses will remain relatively consistent for the remainder of 2022. Research and development costs may increase in the medium to long-term as we support current and additional clinical studies, publications, and other product development activities.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, and legal costs related to commercial efforts. Selling and marketing expenses decreased in the second quarter of 2022 compared to the first quarter of 2022 as we took steps to streamline our sales force and focus our commercial strategy in response to market dynamics. We expect selling and marketing expenses to remain relatively consistent or decrease slightly for the remainder of 2022. We expect selling and marketing expenses to increase in the medium-term as we hire personnel to implement our refocused sales strategy, and then in the long-term as we expand our dedicated sales force to more completely cover the U.S. OB-GYN sales channel over time as we enter into contracts with payers, health systems, and employers.
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
General and administrative expenses decreased in the second quarter of 2022 compared to the first quarter of 2022 as we realized operational efficiencies that maintain the appropriate level of support for our current level of operations. We expect general and administrative expenses will remain relatively consistent or decrease slightly for the remainder of 2022. We expect general and administrative expenses to increase in the medium to long-term as needed to support future operations and anticipated revenue growth.
Interest Expense
Interest expense in 2022 represents interest incurred on our finance leases. Interest expense in 2021 represents interest incurred on our finance leases, loans payable and convertible promissory note, amortization of a discount feature on a convertible promissory note, and periodic fair value adjustments on certain liabilities. As of June 30, 2022, we had no outstanding debt.
Other Income, Net
Other income, net consists of interest earned on our cash, cash equivalents, and marketable securities, and other gains and losses. In 2021, other income, net also included periodic fair value adjustments on certain liabilities.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed financial statements and related notes included elsewhere in this report.
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change

	(in thousands)
	(unaudited)
Revenue	$78	$20	$58
Operating expenses:
Cost of revenue	56	8	48
Research and development	3,261	2,824	437
Selling and marketing	4,219	1,740	2,479
General and administrative	4,288	2,829	1,459
Total operating expenses	11,824	7,401	4,423
Loss from operations	(11,746)	(7,381)	(4,365)
Interest expense	(18)	2	(20)
Other income, net	244	1,072	(828)
Net loss	$(11,520)	$(6,307)	$(5,213)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$1,100	$885	$215
Research and bioinformatics	1,151	783	368
Laboratory operations	1,010	1,156	(146)
Total research and development expenses	$3,261	$2,824	$437
The $0.4 million increase was due to a $0.2 million increase in clinical study costs, and a $0.4 million increase in research and bioinformatics expenses, partially offset by a $0.1 million decrease in laboratory operations costs. The $0.2 million increase in clinical study costs is primarily due to a $0.1 million increase in personnel costs driven by increased headcount, and a $0.1 million increase in stock-based compensation expense. The $0.4 million increase in research and bioinformatics costs is primarily due to a $0.2 million increase in personnel costs driven by increased headcount, and a $0.2 million increase in lab supplies related to ongoing product enhancement efforts. The $0.1 million decrease in laboratory operations costs is primarily due to a $0.1 million decrease in stock-based compensation expense.
Selling and Marketing Expenses
The $2.5 million increase was due primarily to increases of $1.5 million in personnel-related costs driven by increased headcount compared to the corresponding period in the prior year, $0.3 million of travel expenses, $0.3 million of severance costs related to efforts to streamline our sales force in the current period, $0.2 million of IT systems to support sales efforts, and $0.2 million of marketing programs and materials development.
General and Administrative Expenses
The $1.5 million increase was due primarily to increases of $0.5 million of personnel expenses driven by increased headcount, $0.6 million of director and officer insurance costs, which increased as a result of our becoming a public company, $0.3 million of increased stock-based compensation expense, and $0.2 million of professional services and fees related to public company compliance, partially offset by a $0.2 million decrease in recruiting fees.
Other Income, Net
The $0.8 million decrease in other income, net for the three months ended June 30, 2022 compared to the corresponding period in 2021 was primarily due to a one-time $1.1 million gain on extinguishment of the PPP loan in the period in the prior year, partially offset by a $0.2 million increase in other income on marketable securities in the current period.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	$ Change

	(in thousands)
	(unaudited)
Revenue	$116	$33	$83
Operating expenses:
Cost of revenue	76	13	63
Research and development	6,583	5,221	1,362
Selling and marketing	8,677	3,090	5,587
General and administrative	8,826	5,116	3,710
Total operating expenses	24,162	13,440	10,722
Loss from operations	(24,046)	(13,407)	(10,639)
Interest expense	(22)	(305)	283
Other income, net	340	1,046	(706)
Net loss	$(23,728)	$(12,666)	$(11,062)
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$2,343	$1,578	$765
Research and bioinformatics	2,190	1,516	674
Laboratory operations	2,050	2,127	(77)
Total research and development expenses	$6,583	$5,221	$1,362
The $1.4 million increase was due to a $0.8 million increase in clinical study costs, and a $0.7 million increase in research and bioinformatics expenses, partially offset by a $0.1 million decrease in laboratory operations costs. The $0.8 million increase in clinical study costs is primarily due to a $0.4 million increase in personnel costs driven by increased headcount, a $0.2 million increase in stock-based compensation expense, and a $0.1 million increase resulting from the increased enrollment and site setup activity in the PRIME study. The $0.7 million increase in research and bioinformatics expenses was primarily due to an increase of $0.3 million in personnel costs driven by increased headcount, a $0.2 million increase in lab supplies related to ongoing product enhancement efforts, and a $0.1 million increase in stock-based compensation expense. The $0.1 million decrease in laboratory operations costs is primarily due to a $0.2 million decrease in lab supplies, and a $0.1 million decrease in depreciation, partially offset by a $0.2 million increase in personnel costs driven by increased headcount.
Selling and Marketing Expenses
The $5.6 million increase was due primarily to increases of $3.5 million in personnel-related costs driven by increased headcount compared to the corresponding period in the prior year, $0.8 million of travel expenses, $0.3 million of severance costs related to efforts to streamline our sales force in the current period, $0.3 million of IT systems to support sales efforts, $0.3 million of marketing programs and materials development, and $0.2 million in stock-based compensation expense.

General and Administrative Expenses
The $3.7 million increase was due primarily to increases of $1.2 million of personnel expenses driven by increased headcount, $1.1 million of director and officer insurance costs which increased as a result of our becoming a public company, $0.7 million of stock-based compensation expense, $0.4 million of professional services and fees related to public company compliance, and $0.2 million of consulting fees.
Other Income, Net
The $0.7 million decrease in other income, net for the six months ended June 30, 2022 compared to the corresponding period in 2021 was primarily due to a one-time $1.1 million gain on extinguishment of the PPP loan in the period in the prior year, partially offset by a $0.3 million increase in other income on marketable securities in the current period.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. As of June 30, 2022, we had aggregate cash, cash equivalents, and available-for-sale securities of $120.6 million, and an accumulated deficit of $190.2 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
	(unaudited)
Net cash provided by (used in):
Operating activities	$(18,595)	$(13,188)
Investing activities	13,425	(126)
Financing activities	129	90,632
Net (decrease) increase in cash and cash equivalents	$(5,041)	$77,318
Operating Activities
The net cash used in operating activities during the six months ended June 30, 2022 was primarily due to a net loss of $23.7 million partially offset by non-cash charges of $2.8 million and an increase in operating assets and liabilities of $2.3 million. The net cash used in operating activities during the six months ended June 30, 2021 was primarily due to a net loss of $12.7 million and a decrease in operating assets and liabilities of $1.1 million, partially offset by non-cash charges of $0.6 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2022 was primarily due to $34.9 million in proceeds from maturities and sales of marketable securities, partially offset by $21.2 million in purchases of marketable securities. Net cash used in investing activities for the six months ended June 30, 2021 was due to purchases of property and equipment.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was due to $214 thousand in proceeds from options exercised, partially offset by $85 thousand of finance lease principal payments. Net cash provided by financing activities for the six months ended June 30, 2021 was primarily due to net proceeds of $100.1 million from the sale of Series E convertible preferred stock, including $1.1 million allocated to common stock warrants issued in connection with the sale of Series E convertible preferred stock and $0.3 million in proceeds from options exercised, partially offset by $3.1 million and $4.5 million of loan and note repayments, respectively, and $2.1 million of deferred offering costs payments.
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
•the timing, receipt, and amount of sales from the PreTRM test;
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
Contractual Obligations and Commitments
Our contractual obligations and commitments for the year ended December 31, 2021 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021. Material changes that have occurred during the six months ended June 30, 2022 include the following:
•Future minimum lease payments increased as a result of entering new finance leases during the six months ended June 30, 2022. Future minimum lease payments are detailed in Note 13—Commitments and Contingencies.

Critical Accounting Policies, Significant Judgments and Use of Estimates
A summary of our critical accounting policies, significant judgments, and use of estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022. There have been no significant changes in the application of our critical accounting policies, significant judgments and use of estimates during the six months ended June 30, 2022.
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
Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.5 million in the market value of our available-for-sale debt securities as of June 30, 2022. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

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
Effects of Inflation
We do not believe inflation has had a material effect on our results of operations during the periods presented. However, the current inflationary environment could affect us by increasing our costs of labor, laboratory supplies, and clinical trials and could adversely affect our business, results of operations, financial position and cash flows. In addition, increased inflation has had, and may continue to have, an effect on interest rates and may adversely affect our borrowing rate and our ability to obtain any potential additional funding.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•In the near future, we expect to rely on sales to a limited number of direct customers for a significant portion of our revenue from the sale of the PreTRM test, making us subject to customer concentration risk.
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
We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our IPO. Our net loss for the six months ended June 30, 2022 and 2021 was $23.7 million and $12.7 million, respectively. As of June 30, 2022, we had an accumulated deficit of $190.2 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop, and commercialize new products.
We currently receive and expect to continue to receive substantially all of our revenues from the sales of the PreTRM test for the foreseeable future. It is possible that we will not generate sufficient revenue from the sale of our products to cover our costs, including research and development expenses related to furthering our product pipeline, and achieve or sustain profitability. A significant element of our business strategy is to increase and maintain our in-network coverage with third-party payers. However, third-party payers, such as commercial insurers and government health care programs, may decide not to reimburse for the PreTRM test, may not reimburse for uses of the PreTRM test for the pregnant patient population, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses. Many third-party payers currently either have negative coverage determinations or otherwise do not reimburse for low-risk patient preterm birth screening tests. State Medicaid programs currently do not reimburse for our tests; third-party payers are increasingly requiring that prior authorization be obtained prior to conducting testing as a condition to reimbursing for it, which may reduce and/or delay the reimbursement amounts.
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
We currently receive and expect to continue to receive substantially all of our revenues from the sales of the PreTRM test for the foreseeable future. We intend to establish early reimbursement for the PreTRM test by collaborating with payers to perform rigorous analysis to demonstrate the health and economic benefits of our biomarker tests within their own network using customized inputs based on the plan's patient population. We plan to leverage early payer reimbursement decisions to obtain widespread commercial coverage of the PreTRM test from many regional and national plans and medical groups with doctors ordering the PreTRM test. If we are unable to execute on this commercial strategy and increase our revenues from the sale of the PreTRM test, our business may be materially adversely impacted. Our ability to increase sales of the PreTRM test and establish greater levels of adoption and reimbursement for the PreTRM test is uncertain for many reasons, including, among others:
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
In the near future, we expect to rely on sales to a limited number of direct customers for a significant portion of our revenue and cash flows related to the sale of the PreTRM test, making us subject to customer concentration risk.
We expect that a significant portion of our revenue and cash flows in the near future will be related to sales to a limited number of customers, including Elevance Health, the loss of any of which could adversely affect our business, financial condition, cash flows, and results of operations. Accordingly, we are subject to customer concentration risk. Furthermore, any termination of our relationship with Elevance Health would also adversely impact our strategy to rapidly accelerate commercialization of the PreTRM test and help incentivize broader market adoption
If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing the PreTRM test.
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
Our business and operations, including, but not limited to, our laboratory operations, sales and marketing efforts, supply chain operations, research and development activities, and fundraising activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. For example, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe, and certain other countries. Since March 2020, numerous state and local jurisdictions, including the jurisdictions where our headquarters and laboratory are located, have imposed, and others in the future may impose, quarantines, shelter-in-place orders, executive orders, and similar government orders for their residents to control the spread of COVID-19.
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
In addition, our clinical trials could be affected by the COVID-19 pandemic. The primary impacts to our business have been the early cessation of enrollment in our AVERT PRETERM TRIAL in March 2020, the delayed commencement of enrollment in our PRIME study until November 2020 and limited access to ordering clinicians as we have initiated the commercialization of our PreTRM test. Enrollment of approximately 2,800 PRIME study patients is expected in late 2022, and the interim analysis is expected to occur in 2023, depending on several factors that include potential further disruption due to COVID-19 conditions. If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies, and clinical trials, including potential timing delays.
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
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several state and federal health care programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. The suspension was subsequently extended through March 31, 2022. From April 2022 through June 2022, a 1% sequester cut was in effect, with the full sequester resuming thereafter.
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
Because we develop our LDTs solely for use by or within our own laboratory, we believe we are exempt from the reporting requirements imposed under the federal Physician Payments Sunshine Act, or the Sunshine Act. The Sunshine Act requires, among other things, certain manufacturers of drugs, devices, biologics, and medical supplies reimbursed under Medicare, Medicaid or the Children's Health Insurance Program to collect and report annually to CMS certain data and information related to payments and other transfers of value provided to physicians, teaching hospitals, and advanced non-physician health care practitioners, as well as ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. For reporting beginning January 1, 2022, U.S.-licensed physicians assistants, clinical nurse specialists, certified nurse anesthetists, certified nurse midwives, and nurse practitioners must be included in the types of providers subject to Sunshine Act reporting.
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
The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:
•our ability to successfully meet our obligations under our commercial agreement with Elevance Health and obtain broader market adoption of our PreTRM test;
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
Based on shares outstanding as of June 30, 2022, our executive officers, directors and our stockholders holding 5% or more of our common stock and their affiliates beneficially hold shares representing a majority of our outstanding Class A common stock. These stockholders, acting together, would be able to significantly influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may adversely affect the market price of our Class A common stock by:
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
Substantially all of our shares of Class A common stock and Class B common stock are eligible for public sale, if they are registered under the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline.
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

SERA PROGNOSTICS, INC.

Date: August 10, 2022	/s/ Gregory C. Critchfield, M.D., M.S.
Gregory C. Critchfield, M.D., M.S.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	/s/ Jay Moyes
Jay Moyes
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)