Form 10-Q
period 2022-09-30
SERA PROGNOSTICS, INC.
filed 2022-11-09
CIK 1534969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, the registrant had 29,611,720 and 1,405,259 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

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
•conditions in general economic and financial markets; and
•our financial performance.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SERA PROGNOSTICS, INC.
Condensed Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$38,810	$58,932
Marketable securities	49,968	46,183
Accounts receivable	107	27
Other receivables	—	3,116
Prepaid expenses and other current assets	1,954	1,993
Total current assets	90,839	110,251
Property and equipment, net	3,107	1,773
Long-term marketable securities	22,378	34,848
Other assets	237	157
Total assets	$116,561	$147,029
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,088	$1,197
Accrued and other current liabilities	4,016	3,885
Deferred rent, current portion	—	139
Finance lease obligation, current portion	472	74
Deferred revenue	3,091	3,116
Total current liabilities	8,667	8,411
Finance lease obligation, net of current portion	735	54
Total liabilities	9,402	8,465
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized as of September 30, 2022 and December 31, 2021; 29,611,720 and 29,368,867 Class A shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; 1,500,000 Class B shares authorized as of September 30, 2022 and December 31, 2021; 1,405,259 Class B shares issued and outstanding as of September 30, 2022 and December 31, 2021.	3	3
Additional paid-in capital	309,233	305,212
Accumulated other comprehensive loss	(1,169)	(183)
Accumulated deficit	(200,908)	(166,468)
Total stockholders' equity	107,159	138,564
Total liabilities and stockholders' equity	$116,561	$147,029
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$87	$23	$203	$56
Operating expenses:
Cost of revenue	58	10	134	23
Research and development	4,176	2,724	10,759	7,944
Selling and marketing	2,967	2,690	11,644	5,780
General and administrative	4,074	4,041	12,900	9,157
Total operating expenses	11,275	9,465	35,437	22,904
Loss from operations	(11,188)	(9,442)	(35,234)	(22,848)
Interest expense	(21)	(439)	(43)	(744)
Other income, net	497	22	837	1,067
Net loss	$(10,712)	$(9,859)	$(34,440)	$(22,525)
Net loss per share, basic and diluted	$(0.35)	$(0.39)	$(1.11)	$(2.32)
Weighted-average shares of common stock outstanding, basic and diluted	31,005,978	25,085,013	30,918,473	9,707,254
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	$(351)	$(25)	$(986)	$(25)
Total other comprehensive loss	(351)	(25)	(986)	(25)
Comprehensive loss	$(11,063)	$(9,884)	$(35,426)	$(22,550)
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share and per share data)

	Senior Convertible Preferred Stock		Junior Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	30,774,126	$3	$305,212	$(183)	$(166,468)	$138,564
Issuance of common stock upon exercise of stock options	—	—	—	—	123,467	—	98	—	—	98
Stock-based compensation expense	—	—	—	—	—	—	1,222	—	—	1,222
Other comprehensive loss	—	—	—	—	—	—	—	(473)	—	(473)
Net loss	—	—	—	—	—	—	—	—	(12,208)	(12,208)
Balance as of March 31, 2022	—	$—	—	$—	30,897,593	$3	$306,532	$(656)	$(178,676)	$127,203
Issuance of common stock upon exercise of stock options	—	—	—	—	94,393	—	170	—	—	170
Stock-based compensation expense	—	—	—	—	—	—	1,214	—	—	1,214
Other comprehensive loss	—	—	—	—	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	—	—	—	—	(11,520)	(11,520)
Balance as of June 30, 2022	—	$—	—	$—	30,991,986	$3	$307,916	$(818)	$(190,196)	$116,905
Issuance of common stock upon exercise of stock options	—	—	—	—	24,993	—	39	—	—	39
Stock-based compensation expense	—	—	—	—	—	—	1,278	—	—	1,278
Other comprehensive loss	—	—	—	—	—	—	—	(351)	—	(351)
Net loss	—	—	—	—	—	—	—	—	(10,712)	(10,712)
Balance as of September 30, 2022	—	$—	—	$—	31,016,979	$3	$309,233	$(1,169)	$(200,908)	$107,159
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
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(34,440)	$(22,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	553	514
Stock-based compensation	3,714	2,017
Non-cash lease expense	337	—
Non-cash interest expense	12	588
Gain on extinguishment of PPP loan	—	(1,050)
Other	(26)	32
Changes in operating assets and liabilities:
Accounts receivable	(80)	(33)
Other receivables	3,116	—
Prepaid expenses and other assets	205	(2,085)
Accounts payable	(204)	518
Accrued and other current liabilities	(534)	(365)
Deferred rent	—	(95)
Deferred revenue	(25)	—
Net cash used in operating activities	(27,372)	(22,484)
Cash flows from investing activities
Purchases of marketable securities	(41,588)	(67,572)
Proceeds from maturities and sales of marketable securities	49,299	—
Purchases of property and equipment	(598)	(555)
Proceeds from disposal of property and equipment	16	—
Net cash provided by (used in) investing activities	7,129	(68,127)
Cash flows from financing activities
Proceeds from issuance of Series E senior convertible preferred stock, net of issuance costs	—	98,983
Proceeds allocated to issuance of common stock warrants in connection with Series E	—	1,071
Proceeds from initial public offering of common stock, net of issuance costs	—	66,611
Proceeds from exercise of stock options	307	537
Payment of convertible note payable	—	(4,494)
Payment of loan payable	—	(3,100)
Finance lease principal payments	(186)	(51)
Net cash provided by financing activities	121	159,557
Net (decrease) increase in cash and cash equivalents	(20,122)	68,946
Cash and cash equivalents at beginning of period	58,932	13,533
Cash and cash equivalents at end of period	$38,810	$82,479
Supplemental disclosure of cash flow information
Cash paid for interest	$30	$1,273
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accruals	$38	$170
Series E senior convertible preferred stock offering costs prepaid and deferred in prior period and reclassified to Series E senior convertible preferred stock	$—	$26
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
The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $200.9 million as of September 30, 2022. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s commercialization activities for the PreTRM test, and to support additional clinical and preclinical trials and anticipated research and development activities. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its diagnostic products and could be required to delay, scale back, or abandon some or all of its development programs and other operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and may be dilutive to current stockholders, and any debt financing, if available, may involve restrictive covenants and dilutive financing instruments. The Company’s future operations are highly dependent on a combination of factors, including (i) the successful commercial launch and market acceptance of the PreTRM test; (ii) the success of clinical trials and other research and development programs; (iii) the development of competitive products by other biotechnology and laboratory companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its intellectual property, technology, and products; and, ultimately (vi) the timely and successful completion of any additional financing.
The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering (“IPO”), which was completed in July 2021. See Note 10—Capital Structure for additional details about the IPO. As of September 30, 2022, the Company had aggregate cash, cash equivalents, and available-for-sale securities of $111.2 million. See Note 3—Cash, Cash Equivalents and Marketable Securities.
The Company believes that its existing financial resources are sufficient to continue operating activities at least 12 months from the issuance date of these unaudited condensed financial statements.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, or any other period.
Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).
Leases
The Company adopted ASU 2016-02, Leases, (“Topic 842”) and its subsequent updates effective January 1, 2022. The Company adopted Topic 842 using a modified retrospective method. As such, comparative periods ending prior to January 1, 2022 are presented in accordance with ASC 840, Leases, and periods ending after January 1, 2022 are presented in accordance with Topic 842. There was no impact to the Company’s accumulated deficit as a result of adopting Topic 842. The Company used the package of practical expedients permitted under Topic 842. As a result, the Company did not reassess its lease population, classifications of existing leases, or initial direct costs of existing leases as of the adoption date. The Company elected to treat leases with lease terms of 12 months or less as short-term leases. No right-of-use assets or lease liabilities are recognized for short-term leases. The Company also elected not to separate lease components from non-lease components for all classes of leased assets except for building leases.
The adoption of Topic 842 resulted in a right-of-use asset of $0.5 million related to the Company’s operating lease being recognized in other assets on the condensed balance sheets as of January 1, 2022. A corresponding lease liability of $0.6 million related to the Company’s operating lease was recognized in accrued and other liabilities on the condensed balance sheets as of January 1, 2022. In addition, at January 1, 2022, approximately $0.1 million of lease-related liabilities were removed from deferred rent, current portion as a reduction to the initial operating lease right-of-use asset.
As a result of adopting Topic 842, leases classified as capital leases under ASC 840 are now called finance leases. Accordingly, the condensed balance sheet items formerly captioned “Capital lease obligation, current portion” and “Capital lease obligation, net of current portion” will now be captioned “Finance lease obligation, current portion” and “Finance lease obligation, net of current portion”, respectively, beginning in the current period. Amounts in these balance sheet items were capital leases under ASC 840 in periods ending prior to January 1, 2022, while amounts in these balance sheet items are finance leases under ASC 842 in periods ending subsequent to January 1, 2022. The Company’s finance lease right-of-use asset and liability balances were not materially affected by the adoption of Topic 842.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The Company is currently an emerging growth company and has elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. As such, the guidance is effective for the Company beginning on January 1, 2023. The Company is currently evaluating the impact the standard may have on its financial statements and related disclosures but does not currently expect the standard will have a material impact.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not, or are not believed by the Company’s management to, have a material impact on the Company’s financial position, results of operations or cash flows.
3. Cash, Cash Equivalents and Marketable Securities
The Company has classified its marketable securities as available-for-sale. The Company’s cash, cash equivalents and marketable securities by major security type as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$404	$—	$—	$404
Money market funds	1,510	—	—	1,510
Commercial paper	36,902	—	(6)	36,896
Total cash and cash equivalents	38,816	—	(6)	38,810
Current marketable securities:
Commercial paper	15,861	—	(68)	15,793
Corporate debt securities	506	—	(10)	496
U.S. federal agency securities	25,692	—	(515)	25,177
U.S. government securities	8,698	—	(196)	8,502
Total current marketable securities	50,757	—	(789)	49,968
Long-term marketable securities:
U.S. federal agency securities	12,024	—	(194)	11,830
U.S. government securities	10,728	1	(181)	10,548
Total long-term marketable securities	22,752	1	(375)	22,378
Total cash, cash equivalents and marketable securities	$112,325	$1	$(1,170)	$111,156

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$70	$—	$—	$70
Money market funds	4,021	—	—	4,021
Commercial paper	54,843	—	(2)	54,841
Total cash and cash equivalents	58,934	—	(2)	58,932
Current marketable securities:
Commercial paper	39,696	—	(24)	39,672
Corporate debt securities	6,515	—	(4)	6,511
Total current marketable securities	46,211	—	(28)	46,183
Long-term marketable securities:
U.S. federal agency securities	25,787	—	(112)	25,675
U.S. government securities	8,694	—	(38)	8,656
Corporate debt securities	520	—	(3)	517
Total long-term marketable securities	35,001	—	(153)	34,848
Total cash, cash equivalents and marketable securities	$140,146	$—	$(183)	$139,963

The following table summarizes the Company’s available-for-sale debt securities and cash equivalents with unrealized losses as of September 30, 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	September 30, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$52,689	$(74)	$—	$—	$52,689	$(74)
Corporate debt securities	—	—	496	(10)	496	(10)
U.S. federal agency securities	17,882	(319)	19,125	(390)	37,007	(709)
U.S. government securities	14,483	(264)	3,585	(113)	18,068	(377)
Total	$85,054	$(657)	$23,206	$(513)	$108,260	$(1,170)
As of December 31, 2021, the Company had no available-for-sale debt securities that had been in a continuous unrealized loss position for a period greater than 12 months. The Company determined that no available-for-sale securities were other-than-temporarily impaired as of September 30, 2022 and December 31, 2021. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The Company’s marketable securities classified by contractual maturities as of September 30, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$50,757	$49,968
Due after one year through five years	22,752	22,378
Total	$73,509	$72,346
4. Property and Equipment
The following table presents the components of property and equipment, net, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$5,910	$5,033
Computer equipment	1,227	1,212
Leasehold improvements	710	710
Software	992	465
Furniture and fixtures	320	320
Total property and equipment	9,159	7,740
Less accumulated depreciation and amortization	(6,052)	(5,967)
Property and equipment, net	$3,107	$1,773
Depreciation and amortization expense was $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense was $0.6 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

5. Accrued and Other Current Liabilities
The following table presents the components of accrued and other current liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$2,033	$2,498
Accrued paid time off	504	460
Accrued clinical study costs	532	—
Accrued 401(k) matching contributions	482	—
Operating lease liability, current portion	150	—
Other current liabilities	315	927
Total accrued and other current liabilities	$4,016	$3,885
6. Other Income, net
The following table presents the components of other income, net, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$128	$32	$272	$53
Investment income (loss), net	369	(1)	565	(1)
Fair value remeasurements	—	(9)	—	(15)
Gain on extinguishment of PPP loan	—	—	—	1,050
Other losses, net	—	—	—	(20)
Other income, net	$497	$22	$837	$1,067
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
The conversion feature of the Note met the requirements for separate accounting and was recognized as a liability at the measurement date fair value of $2.4 million, subject to remeasurement to fair value, with any changes in estimated fair value recognized as a component of other income, net. A corresponding discount, which reduced the carrying value of the Note, was also recorded. The unamortized discount was written off in proportion to the partial conversion, with the remaining discount accreted to interest expense until maturity. The Company recognized additional interest expense of $0.1 million from accretion of the discount during the nine months ended September 30, 2021.

On March 24, 2021, the Company repaid the outstanding principal of $4.5 million and accrued interest of $1.1 million related to the Note.
Paycheck Protection Loan
In April 2020, the Company obtained a $1.1 million loan through a bank under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended. The loan’s purpose was to maintain payroll and make rent and utilities payments as specified under the terms of the PPP. Under the PPP, borrowers may apply for loan forgiveness if the funds are used for payroll costs, mortgage interest, rent, and utilities payments over a specified term following receipt of the loan funds. During the term of the agreement, the Company utilized the loan funds for forgivable purposes and applied for forgiveness. In June 2021, the outstanding $1.1 million PPP loan was forgiven and removed from the Company’s balance sheet. As a result of the forgiveness of the PPP loan, a $1.1 million gain on extinguishment was recorded in other income, net for the nine months ended September 30, 2021.
8. Fair Value Measurements
As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.
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
The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of September 30, 2022:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$1,510	$—	$—
Commercial paper	—	36,896	—
Marketable securities:
Commercial paper	—	15,793	—
Corporate debt securities	—	496	—
U.S. federal agency securities	—	37,007	—
U.S. government securities	—	19,050	—
Total assets	$1,510	$109,242	$—

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
9. Related Party Transactions
In June 2019, the Company entered into a master services agreement with Healthcore Inc. (“Healthcore”), a subsidiary of Elevance Health, Inc. (formerly known as Anthem, Inc., “Elevance Health”). This agreement covers a range of research projects, including Healthcore’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.6 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $1.7 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. The Company recognized revenues related to this agreement of $17 thousand for the three months ended September 30, 2022 and 2021, and $59 thousand and $41 thousand for the nine months ended September 30, 2022 and 2021, respectively.
In February 2021, the Company entered into a commercial collaboration agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health agreed to purchase a certain minimum number of tests for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $3.1 million during the nine months ended September 30, 2022, which amount related to the minimum payments for the year ended December 31, 2021. Such minimum payments were initially recorded as deferred revenue at December 31, 2021. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. There were no cash receipts related to the Commercial Collaboration Agreement for the nine months ended September 30, 2021. The Company also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health.
Elevance Health has been participating in the Company’s PRIME study and at the conclusion of the PRIME study, under the Commercial Collaboration Agreement, the parties agreed to use commercially reasonable efforts to enter into Elevance Health’s standard lab provider agreement. Unless earlier terminated due to breach, the Commercial Collaboration Agreement will remain in effect until the later of (a) the third anniversary of the effective date or (b) the date on which Elevance Health has purchased a fixed number of PreTRM tests as agreed by the parties.
The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three and nine months ended September 30, 2022 and 2021.
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
Common Stock
The Company has two authorized classes of common stock, Class A and Class B. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote and shares of Class B common stock are non-voting. Each share of Class B common stock may be converted at any time to one share of Class A common stock at the option of its holder, subject to the ownership limitations provided for in the Company’s amended and restated certificate of incorporation.
The following shares of Class A common stock were reserved for future issuance:

	September 30, 2022	December 31, 2021
Warrants to purchase Class A common stock	2,775,978	2,788,484
Options to purchase Class A common stock	8,532,949	6,287,126
Class A common stock available for future grants under the 2021 Equity Incentive Plan	1,822,815	3,136,737
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	598,777	305,089
Total	13,730,519	12,517,436
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
The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors, and consultants of the Company. Options generally vest over a four-year period and options generally expire ten years from the date of grant. Options are exercisable only to the extent vested. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of September 30, 2022, there were 1,822,815 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of September 30, 2022, no shares had been granted under the 2021 ESPP and there were 598,777 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options
Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding — December 31, 2021	6,287,126	$4.36	7.8	$20,095
Granted	3,185,510	3.26
Expired	(1,924)	0.73
Cancelled	(694,910)	7.52
Exercised	(242,853)	1.27
Outstanding — September 30, 2022	8,532,949	$3.78	7.9	$444
Vested and expected to vest at September 30, 2022	8,133,642	$3.73	7.9	$440
Vested and exercisable at September 30, 2022	3,800,098	$2.95	6.6	$276
The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$453	$283	$1,287	$717
Sales and marketing expense	31	179	420	358
General and administrative expense	794	452	2,007	942
Total employee stock-based compensation	$1,278	$914	$3,714	$2,017
At September 30, 2022, there was $12.0 million of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.
12. Warrants
Warrants to purchase Class A common stock
All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	September 30, 2022	December 31, 2021
$5.20	3,473	15,979
9.03	1,032,404	1,032,404
10.84	1,009,795	1,009,795
12.38	8,083	8,083
20.77	722,223	722,223
	2,775,978	2,788,484
During the nine months ended September 30, 2022, 12,506 common stock warrants expired unexercised.

13. Commitments and Contingencies
Leases
The Company is the lessee in all of its lease arrangements. The Company did not enter into any leases with related parties during the presented periods. The Company makes assumptions and judgments when assessing contracts for lease components, determining lease classifications, and calculating right-of-use asset and lease liability values. These assumptions and judgments may include the useful lives and fair values of the leased assets, the implicit rate underlying the Company’s leases, the Company’s incremental borrowing rate or the Company’s intent to exercise or not exercise options available in lease contracts.
The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of September 30, 2022 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	September 30, 2022
Right-of-use assets:
Operating leases	Other assets	$116
Finance leases	Property and equipment, net	1,401
Total right-of-use assets		$1,517

Lease liabilities:
Operating leases	Accrued and other current liabilities	$150
Finance leases	Finance lease obligation, current portion	472
	Finance lease obligation, net of current portion	735
Total lease liabilities		$1,357
Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$83	$196
Interest on lease liabilities	20	42
Operating lease cost	116	349
Total lease cost	$219	$587

Other information
Finance leases:
Operating cash outflows	$17	$30
Financing cash outflows	$101	$186
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,253
Weighted-average remaining lease term (in years)	2.5	2.5
Weighted-average discount rate	6.4%	6.4%
Operating leases:
Operating cash outflows	$151	$453
Right-of-use assets obtained in exchange for lease liabilities	$—	$453
Weighted-average remaining lease term (in years)	0.3	0.3
Weighted-average discount rate	4.5%	4.5%

Future minimum lease payments for the Company’s leases as of September 30, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022	$151	$135	$286
2023	—	518	518
2024	—	462	462
2025	—	191	191
2026 and thereafter	—	—	—
Total minimum lease payments	151	1,306	1,457
Less: imputed interest	(1)	(99)	(100)
Present value of future lease payments	150	1,207	1,357
Less: current portion	150	472	622
Long-term portion	$—	$735	$735
Operating Leases
The Company leases a total of approximately 24,100 square feet of office and laboratory space under a single non-cancelable operating lease with a termination date of December 31, 2022. The terms of the lease agreement included an option to renew the lease for one additional five-year rental period, which the Company did not exercise. Instead, in October 2022, the Company entered into an amendment for its operating lease. See Note 15—Subsequent Events. The Company includes lease extension options in the right-of-use asset and lease liability when the Company is reasonably certain it will exercise the options. The rate implicit in the Company’s operating lease is not readily determinable. As such, the Company uses its incremental borrowing rate to calculate the present value of its operating lease liabilities.
Finance Leases
The Company leases certain equipment related to its information technology infrastructure and laboratory operations. All of the Company’s current finance leases include bargain purchase options that the Company is reasonably certain to exercise. The Company has elected not to separate lease and non-lease components for its equipment leases. The rates implicit in the Company’s finance leases are determinable, and the Company uses those rates to calculate the present value of its finance lease liabilities.
Indemnification
The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2022 and December 31, 2021. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
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
14. Net loss per share
The Company calculates net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the three and nine months ended September 30, 2022 and 2021, the Company reported net losses and as such, basic and diluted net loss per share are the same.
The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting and conversion. The undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three and nine months ended September 30, 2022 and 2021.
The following tables set forth the computation of basic and diluted net loss per share of Class A and Class B common stock during the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Net loss	$(10,227)	$(485)	$(32,875)	$(1,565)
Weighted average common stock outstanding, basic and diluted	29,600,719	1,405,259	29,513,214	1,405,259
Net loss per share — basic and diluted	$(0.35)	$(0.35)	$(1.11)	$(1.11)

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Net loss	$(9,415)	$(444)	$(21,641)	$(884)
Weighted average common stock outstanding, basic and diluted	23,954,696	1,130,317	9,326,341	380,913
Net loss per share — basic and diluted	$(0.39)	$(0.39)	$(2.32)	$(2.32)
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	September 30,
	2022	2021
Warrants to purchase Class A common stock	2,775,978	2,788,484
Options to purchase Class A common stock	8,532,949	6,018,350
Total	11,308,927	8,806,834

15. Subsequent Events
Lease Amendment
On October 10, 2022, the Company entered into the Second Amendment to the Lease (the “Second Amendment”) with Eastland Regency, L.C. for its headquarters located in Salt Lake City, Utah. The Second Amendment modified the lease agreements, dated August 1, 2017 and amended on June 7, 2021 (the “Lease”), to extend the term of the Lease an additional three years to expire on December 31, 2025 (the “Extended Term”), and provide the Company with an early termination right which termination would occur under certain circumstances as provided in the Second Amendment after July 1, 2024 if exercised. Subject to adjustment as set forth in the Second Amendment, the rent payable to Eastland Regency, L.C. during the Extended Term is an amount equal to approximately $1.9 million.

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
Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes conducting clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients. Elevance Health, Inc. (formerly known as Anthem, Inc.), or Elevance Health, whose health plans cover more than 10% of U.S. pregnancies annually, agreed to make our PreTRM test available to eligible pregnant members as part of a multi-year contract. Elevance Health is one of the nation’s largest health insurers with greater than 47 million members nationwide. Through this collaboration, a significant number of physicians and patients in the U.S. gain access to early and accurate predictions of preterm birth to enable more informed decision-making during pregnancy. Sera believes that its commercial collaboration with Elevance Health further validates the clinical and economic value of its PreTRM test. We are actively discovering and developing several additional biomarker tests to predict other major conditions of pregnancy, such as preeclampsia, and gestational diabetes, among others, that have the potential to offer significant health benefits to women and their babies.
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

Our blood-based biomarkers were demonstrated to be predictive of very early preterm birth of any cause, length of neonatal hospital stay, and neonatal morbidity and mortality in the Multicenter Assessment of a Spontaneous Preterm Birth Risk Predictor (TREETOP) study, a large prospective U.S. study. Additional new data published in May 2022 showed improved PreTRM Test predictive performance for women whose due dates are more reliably determined by ultrasound. We believe our actionable blood-based biomarker test for prematurity risk can enable patients, physicians, and payers to more proactively manage and mitigate the complications and associated costs of prematurity. Given that pregnancy is the launch point for the future health of babies and a key determinant in the future health of mothers and babies, we believe this area is ripe for innovation and better tools to improve patient outcomes.
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
We have incurred significant operating losses since inception. Our net losses were $10.7 million and $9.9 million for the three months ended September 30, 2022 and 2021, respectively, and $34.4 million and $22.5 million for the nine months ended September 30, 2022 and 2021, respectively. We expect to incur significant additional operating losses and negative cash flows from operations for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development activities.
We have signed an agreement with Elevance Health, pursuant to which Elevance Health agreed to purchase our PreTRM test, and we continue to negotiate contracts with private and governmental payers, health systems, and self-insured employers that could eventually result in revenues. If we are unable to secure payer contracts that result in significant revenues or access additional funds, we may be required to delay, scale back or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.
Impact of COVID-19
The COVID-19 pandemic continues to evolve. While it appears its most severe effects have subsided, COVID-19 could re-emerge or new public health threats could appear. The future impact of the COVID-19 pandemic or a similar health disruption is highly uncertain and subject to change. We cannot predict the full extent of potential delays or impacts on our business, our clinical trials, health care systems or the global economy as a whole. To date, the primary impacts to our business have been the early cessation of enrollment in our Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL study, in March 2020, the delayed commencement of enrollment in our PRIME study until November 2020 and slower than expected enrollment thereafter, and limited access to ordering clinicians as we have initiated the commercialization of our PreTRM test. We expect to enroll sufficient numbers of PRIME study patients to enable the interim analysis to occur in 2023, depending on several factors that include potential further disruption due to COVID-19 conditions. If COVID-19 re-emerges as a serious public health threat, or if another serious pathogen appears, then we may experience additional disruptions that could severely impact our business, preclinical studies, and clinical trials, including potential delays.

Key Components of Our Results of Operations
Revenues
We expect to derive substantially all of our revenue in the near term from sales of the PreTRM test. We generally expect revenue to increase as sales volume continues to increase and as we continue to engage with payers, employers, and health systems to close payment contracts. These additional contracts may enable an upfront negotiated payment rate which could eventually result in additional revenues when health care providers order the PreTRM test.
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
We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses will increase slightly for the remainder of 2022 as we continue enrollment in the PRIME study. Research and development costs may increase in the medium to long-term as we support current and additional clinical studies, publications, and other product development activities.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, and legal costs related to commercial efforts. Selling and marketing expenses decreased in the third quarter of 2022 compared to the second quarter of 2022 as we took steps to streamline our sales force and focus our commercial strategy in response to market dynamics. We expect selling and marketing expenses to remain relatively consistent for the remainder of 2022. We expect selling and marketing expenses to increase in the medium-term as we hire personnel to implement our refocused sales strategy, and then in the long-term as we expand our dedicated sales force to more completely cover U.S. sales channels over time as we enter into contracts with payers, health systems, and employers.

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
General and administrative expenses decreased slightly in the third quarter of 2022 compared to the second quarter of 2022 as we realized operational efficiencies that maintain the appropriate level of support for our current level of operations. We expect general and administrative expenses will remain relatively consistent for the remainder of 2022. We expect general and administrative expenses to increase in the medium to long-term as needed to support future operations and anticipated revenue growth.
Interest Expense
Interest expense in 2022 represents interest incurred on our finance leases. Interest expense in 2021 represents interest incurred on our finance leases, loans payable and convertible promissory note, amortization of a discount feature on a convertible promissory note, and periodic fair value adjustments on certain liabilities. As of September 30, 2022, we had no outstanding debt.
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
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change

	(in thousands)
	(unaudited)
Revenue	$87	$23	$64
Operating expenses:
Cost of revenue	58	10	48
Research and development	4,176	2,724	1,452
Selling and marketing	2,967	2,690	277
General and administrative	4,074	4,041	33
Total operating expenses	11,275	9,465	1,810
Loss from operations	(11,188)	(9,442)	(1,746)
Interest expense	(21)	(439)	418
Other income, net	497	22	475
Net loss	$(10,712)	$(9,859)	$(853)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$2,073	$769	$1,304
Research and bioinformatics	1,084	783	301
Laboratory operations	1,019	1,172	(153)
Total research and development expenses	$4,176	$2,724	$1,452
The $1.5 million increase was due to a $1.3 million increase in clinical study costs, and a $0.3 million increase in research and bioinformatics expenses, partially offset by a $0.2 million decrease in laboratory operations costs. The $1.3 million increase in clinical study costs is primarily due to a $1.0 million increase resulting from the increased enrollment and site setup activity in the PRIME study and a $0.2 million increase in personnel costs driven by increased average headcount, and a $0.1 million increase in stock-based compensation expense. The $0.3 million increase in research and bioinformatics costs is primarily due to a $0.2 million increase in personnel costs driven by increased average headcount, and a $0.1 million increase in stock-based compensation expense. The $0.2 million decrease in laboratory operations costs is primarily due to a $0.3 million decrease in costs related to lab supplies, partially offset by a $0.1 million increase in personnel costs driven by increased average headcount.
Selling and Marketing Expenses
The $0.3 million increase was due primarily to increases of $0.2 million of severance costs related to efforts to streamline our sales force in the current period, $0.2 million of marketing programs and materials development, $0.2 million of IT systems to support sales efforts, $0.1 million of travel expenses, and $0.1 million in personnel-related costs driven by increased average headcount in certain departments compared to the corresponding period in the prior year. These increases were partially offset by decreases of $0.3 million in consulting and other professional service fees, and $0.1 million in stock-based compensation expense.
Interest Expense
Interest expense for the three months ended September 30, 2021 included $0.4 million related to fair value adjustments on certain liabilities which were extinguished in that period. Interest expense for the three months ended September 30, 2022 is related to our finance leases.
Other Income, Net
The $0.5 million increase in other income, net was due to a $0.4 million increase related primarily to investment income on our marketable securities and a $0.1 million increase in interest income related primarily to our marketable securities.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	$ Change

	(in thousands)
	(unaudited)
Revenue	$203	$56	$147
Operating expenses:
Cost of revenue	134	23	111
Research and development	10,759	7,944	2,815
Selling and marketing	11,644	5,780	5,864
General and administrative	12,900	9,157	3,743
Total operating expenses	35,437	22,904	12,533
Loss from operations	(35,234)	(22,848)	(12,386)
Interest expense	(43)	(744)	701
Other income, net	837	1,067	(230)
Net loss	$(34,440)	$(22,525)	$(11,915)
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$4,415	$2,347	$2,068
Research and bioinformatics	3,274	2,298	976
Laboratory operations	3,070	3,299	(229)
Total research and development expenses	$10,759	$7,944	$2,815
The $2.8 million increase was due to a $2.1 million increase in clinical study costs, and a $1.0 million increase in research and bioinformatics expenses, partially offset by a $0.2 million decrease in laboratory operations costs. The $2.1 million increase in clinical study costs is primarily due to a $1.1 million increase resulting from the increased enrollment and site setup activity in the PRIME study, a $0.6 million increase in personnel costs driven by increased average headcount, and a $0.3 million increase in stock-based compensation expense. The $1.0 million increase in research and bioinformatics expenses was primarily due to an increase of $0.6 million in personnel costs driven by increased average headcount, a $0.2 million increase in stock-based compensation expense, and a $0.1 million increase in lab supplies related to ongoing product enhancement efforts. The $0.2 million decrease in laboratory operations costs is primarily due to a $0.5 million decrease in costs related to lab supplies, partially offset by a $0.3 million increase in personnel costs driven by increased average headcount.
Selling and Marketing Expenses
The $5.9 million increase was due primarily to increases of $3.5 million in personnel-related costs driven by increased average headcount compared to the corresponding period in the prior year, $0.9 million of travel expenses, $0.5 million of severance costs related to efforts to streamline our sales force in the current period, $0.5 million of IT systems to support sales efforts, $0.5 million of marketing programs and materials development, and $0.1 million in stock-based compensation expense.

General and Administrative Expenses
The $3.7 million increase was due primarily to increases of $1.5 million of personnel expenses driven by increased average headcount, $1.1 million of stock-based compensation expense, $1.0 million of director and officer insurance costs which increased as a result of our becoming a public company, $0.3 million of consulting fees, and $0.2 million of professional services and fees related to public company compliance, partially offset by a $0.4 million decrease in recruiting fees.
Interest Expense
Interest expense for the nine months ended September 30, 2021 included $0.4 million related to fair value adjustments on certain liabilities which were extinguished in that period and $0.3 million related to debt that was fully repaid during that period. Interest expense for the three months ended September 30, 2022 is related to our finance leases.
Other Income, Net
The $0.2 million decrease in other income, net for the nine months ended September 30, 2022 compared to the corresponding period in 2021 was primarily due to a one-time $1.1 million gain on extinguishment of the PPP loan in the period in the prior year, partially offset by a $0.6 million increase related primarily to investment income on our marketable securities and a $0.2 million increase in interest income related primarily to our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. As of September 30, 2022, we had aggregate cash, cash equivalents, and available-for-sale securities of $111.2 million, and an accumulated deficit of $200.9 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
	(unaudited)
Net cash provided by (used in):
Operating activities	$(27,372)	$(22,484)
Investing activities	7,129	(68,127)
Financing activities	121	159,557
Net (decrease) increase in cash and cash equivalents	$(20,122)	$68,946
Operating Activities
The net cash used in operating activities during the nine months ended September 30, 2022 was primarily due to a net loss of $34.4 million partially offset by non-cash charges of $4.6 million and an increase in operating assets and liabilities of $2.5 million. The net cash used in operating activities during the nine months ended September 30, 2021 was primarily due to a net loss of $22.5 million and a decrease in operating assets and liabilities of $2.1 million, partially offset by non-cash charges of $2.1 million.

Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2022 was primarily due to $49.3 million in proceeds from maturities and sales of marketable securities, partially offset by $41.6 million in purchases of marketable securities and $0.6 million in purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2021 was primarily due to $67.6 million in purchases of marketable securities and $0.6 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was due to $0.3 million in proceeds from options exercised, partially offset by $0.2 million of finance lease principal payments. Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to net proceeds of $100.1 million from the sale of Series E convertible preferred stock, including $1.1 million allocated to common stock warrants issued in connection with the sale of Series E convertible preferred stock, net proceeds of $66.6 million from our IPO, and $0.5 million in proceeds from options exercised, partially offset by $3.1 million and $4.5 million of loan and note repayments, respectively.
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

Contractual Obligations and Commitments
Our contractual obligations and commitments for the year ended December 31, 2021 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022. Material changes that have occurred during the nine months ended September 30, 2022 include the following:
•Future minimum lease payments increased as a result of entering new finance leases during the nine months ended September 30, 2022. Future minimum lease payments are detailed in Note 13—Commitments and Contingencies.
Critical Accounting Policies, Significant Judgments and Use of Estimates
A summary of our critical accounting policies, significant judgments, and use of estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022. There have been no significant changes in the application of our critical accounting policies, significant judgments and use of estimates during the nine months ended September 30, 2022.
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
We will remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026.
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
Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.6 million in the market value of our available-for-sale debt securities as of September 30, 2022. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•A re-emergence of COVID-19, or the emergence of a new pathogen, could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future public health threats in regions where we, or third parties on which we rely, have significant business operations.
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
•The inflationary environment could materially adversely impact our business and results of operations.
•If third-party payers do not adequately reimburse for the PreTRM test or any new tests we may develop, such tests may not be purchased or used, which may adversely affect our revenue and profits.
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
•Changes in the way the FDA regulates laboratory developed tests or the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers.
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
•Our intellectual property may be infringed by a third party.
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
We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our IPO. Our net loss for the nine months ended September 30, 2022 and 2021 was $34.4 million and $22.5 million, respectively. As of September 30, 2022, we had an accumulated deficit of $200.9 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop, and commercialize new products.
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
We currently receive and expect to continue to receive substantially all of our revenues from the sales of the PreTRM test for the foreseeable future. We intend to establish early reimbursement for the PreTRM test by collaborating with payers to perform rigorous analysis to demonstrate the health and economic benefits of our biomarker tests within their own network using customized inputs based on the plan’s patient population. We plan to leverage early payer reimbursement decisions to obtain widespread commercial coverage of the PreTRM test from many regional and national plans and medical groups with doctors ordering the PreTRM test. If we are unable to execute on this commercial strategy and increase our revenues from the sale of the PreTRM test, our business may be materially adversely impacted. Our ability to increase sales of the PreTRM test and establish greater levels of adoption and reimbursement for the PreTRM test is uncertain for many reasons, including, among others:
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
We currently operate a CLIA-certified laboratory facility in Salt Lake City, Utah, which processes the PreTRM test that represents the source of substantially all of our revenues. Our facility could be harmed or rendered inoperable, or our supplies or other assets could be damaged or destroyed, by natural or man-made disasters, including earthquakes, severe weather, flooding, power outages, and contamination, including as a result of a public health threat, which may render it difficult or impossible for us to operate our business and/or perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable — for even a short period of time — may harm our reputation and result in a material adverse effect on our revenues.
The marketing, sale, and use of the PreTRM test and any other products that we develop in the future could result in substantial damages arising from product liability or professional liability claims, associated with product recalls or otherwise, that exceed our resources.
The marketing, sale, and use of the PreTRM test and any other products that we develop and commercialize in the future could lead to product liability claims against us if someone were to allege that the PreTRM test or any future product failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by the PreTRM test and other future tests. Even though the PreTRM test is highly accurate, no test is 100% accurate, and we may report false results. In such a scenario, the patient or her family may file a lawsuit against us claiming product or professional liability. In addition, any manufacturing or design defects in our products could lead to product recalls, either voluntary or as required by government authorities, which could result in the removal of a product from the market.
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
A fundamental component of our platform is our proprietary biobank, consisting of comprehensive, clinically and demographically annotated blood specimens collected from thousands of pregnant U.S. women, representing the broad demographic and geographic diversity inherent in the U.S. population. This biobank is maintained at our facility in Salt Lake City, Utah, in a secure environment. If the specimens and information contained in the biobank were to become compromised or destroyed, through contamination, theft, a cybersecurity breach, a natural disaster or otherwise, our ability to rely on the data represented in the biobank could be significantly impaired, which could materially harm our business, operating results, prospects or financial condition.
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
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions, or laws similar to the FCPA in other jurisdictions in which we may operate, such as the United Kingdom Bribery Act of 2010, or the U.K. Bribery Act; and
•onerous anti-bribery requirements of several member states in the European Union, the United Kingdom, Japan, and other countries that are constantly changing and require disclosure of information to which U.S. legal privilege may not extend.
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
We source components of our technology from third parties and certain components are sole sourced. Obtaining substitute components may be difficult or require us to re-design our products. We expect to continue to depend on third-party contract suppliers for the foreseeable future. Any natural or other disasters, such as re-emergence of COVID-19 pandemic, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party suppliers’ facilities that cause a loss of manufacturing capacity or a reduction in the quality of the items manufactured would heighten the risks that we face. In addition, inflation and/or global supply chain disruptions may have a negative impact on our third-party contract suppliers’ ability to acquire the materials necessary for our business and we could incur higher costs for certain goods or services due to inflation or increased freight costs. Changes to, failure to renew or termination of our existing agreements or our inability to enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization efforts. Our failure to maintain a continued and cost-effective supply of high-quality components could materially and adversely harm our business, operating results, and financial condition.

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
A re-emergence of COVID-19, or the emergence of a new pathogen, could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future public health threats in regions where we, or third parties on which we rely, have significant business operations.
Our business and operations, including, but not limited to, our laboratory operations, sales and marketing efforts, supply chain operations, research and development activities, and fundraising activities, could be adversely affected by public health disruptions in regions where we have business operations, and such health disruptions could cause significant disturbance in the operations of third parties upon whom we rely. As a recent example, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe, and certain other countries. In the years following the initial outbreak, numerous state and local jurisdictions, including the jurisdictions where our headquarters and laboratory are located, imposed quarantines, shelter-in-place orders, executive orders, and similar government orders for their residents to control the spread of COVID-19. A re-emergence of COVID-19, or the emergence of a new pathogen, as a serious public health threat could result in similar restrictions being imposed.
The effects of new variants of the COVID-19 virus or any future severe public health threats, together with any executive orders or shelter-in-place orders, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We have processes in place to respond to any future state and local quarantine, shelter-in-place orders, executive orders, and similar government orders.
Quarantines, shelter-in-place orders, executive orders, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities, or the availability or cost of materials we use or require to conduct our business, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in our laboratory operations and research and development activities may be located in areas that are subject to executive orders and shelter-in-place orders. While many of these materials may be obtained from more than one supplier, port closures and other restrictions resulting from the COVID-19 pandemic or future pandemics may disrupt our supply chain or limit our ability to obtain sufficient materials to operate our business. Furthermore, the COVID-19 pandemic resulted in a sharp decrease in the number of patient visits to health care providers. As a result of the COVID-19 pandemic, or similar pandemics, we have experienced disruptions that impacted our business and may see further disruptions that could cause further impacts, including on our ability to successfully commercialize the PreTRM test in the United States.
In addition, our clinical trials were affected by the COVID-19 pandemic. The primary impacts to our business have been the early cessation of enrollment in our AVERT PRETERM TRIAL in March 2020, the delayed commencement of enrollment in our PRIME study until November 2020 and slower than expected enrollment thereafter, and limited access to ordering clinicians as we have initiated the commercialization of our PreTRM test. We expect to enroll sufficient numbers of PRIME study patients to enable the interim analysis to occur in 2023, depending on several factors that include potential further disruption due to COVID-19 conditions. If COVID-19 re-emerges as a serious public health threat in the United States and elsewhere, or if another serious pathogen appears, then we may experience additional disruptions that could severely impact our business, preclinical studies, and clinical trials, including potential timing delays.
Public health threats like COVID-19, which has caused a broad impact globally, may materially affect us economically, including by causing a significant reduction in laboratory testing volumes. In addition, reimbursements for our tests may also be delayed if third-party payers’ processing is impacted by a public health threat and work-from-home policies and other operational limitations mandated by federal, state, and local governments in response. While the potential economic impact brought by a public health disruption, and the duration of such impact, may be difficult to assess or predict, COVID-19 has shown that a widespread public health threat can result in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. In addition, a recession or market correction resulting from a public health threat and related government orders and restrictions could materially affect our business and the value of our Class A common stock.
The COVID-19 pandemic continues to evolve. Its most severe effects appear to have subsided, but this virus could re-emerge, or new public health threats could appear. The future impact of the COVID-19 pandemic or a similar health disruption is highly uncertain and subject to change. We cannot predict the full extent of potential delays or impacts on our business, our clinical trials, health care systems or the global economy as a whole.
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
The inflationary environment could materially adversely impact our business and results of operations.
Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors that impact customer confidence and spending, including capital spending. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, global conflicts, and steps taken by governments and central banks, particularly in response to public health threats as well as other stimulus and spending programs, have led to higher inflation, which is likely, in turn, to lead to an increase in costs and may cause changes in fiscal and monetary policy, including increased interest rates. In a higher inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend further into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures.
Risks Related to Reimbursement
If third-party payers do not adequately reimburse for the PreTRM test or any new tests we may develop, such tests may not be purchased or used, which may adversely affect our revenue and profits.
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
If eligible for reimbursement, laboratory tests are generally classified for reimbursement purposes under CMS’s Healthcare Common Procedure Coding System, or HCPCS, and the American Medical Association’s, or AMA, Current Procedural Terminology, or CPT, coding systems. We, and payers, generally must use those coding systems to bill, and pay for, testing, respectively. Once an HCPCS or CPT code is created or established, CMS establishes payment rates and coverage rules for that code under Medicare. Commercial insurers likewise establish their own payment rates and coverage rules for that code.
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
There have been multiple attempts to repeal the ACA or significantly scale back its applicability, as a result of which, certain sections of the ACA have not been fully implemented or were effectively repealed. This could negatively impact reimbursement for our testing, adversely affect our test volumes and adversely affect our business, operating results, and financial condition. However, following several years of litigation in the federal courts, in June 2021, the United States Supreme Court upheld the ACA when it dismissed a legal challenge to the Act’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the current Democrat-led presidential administration has been taking steps to strengthen the ACA and the 117th Congress is not expected to have the same interest in repealing the law, in part due to the health care economic impacts of the COVID-19 pandemic on many subsets of the U.S. population. Future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the U.S. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to delay in the purchasing decisions of our customers.
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
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint

Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several state and federal health care programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, as well as subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. The suspension was subsequently extended through March 31, 2022. From April 2022 through June 2022, a 1% sequester cut was in effect, with the full sequester resuming thereafter.
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
Changes in the way the FDA regulates laboratory developed tests or the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers.
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

In addition, since 2017, Congress has been working on legislation to create an LDT and In Vitro Diagnostic, or IVD, regulatory framework that would be separate and distinct from the existing medical device regulatory framework. The most recent version of such legislation being considered by the 117th Congress, called the Verifying Accurate, Leading-edge IVCT Development, or VALID Act, would codify the term “in vitro clinical test”, or IVCT, and create new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.
If Congress were to pass the VALID Act or any other legislation applicable to the FDA’s regulation of LDTs, or if the FDA were to promulgate new regulations for such products through notice-and-comment rulemaking, we will likely be subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements, and quality control requirements. Any legislation or formal FDA regulatory framework affecting LDTs is also likely to have premarket application requirements prohibiting commercialization without FDA authorization and controls regarding modification to the tests that may require further FDA submissions. Any such process would likely be costly and time-consuming.
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
•The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which is an all-payer anti-kickback law that criminalizes the offer, payment, solicitation or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for referring, to induce referrals of, or in exchange for referring patients to recovery homes, clinical treatment facilities, or laboratories, unless an exception applies. Most of the safe harbors applicable under the AKS are not reiterated in the text of EKRA, which could be interpreted to expand the universe of arrangements that could be subject to enforcement. A violation of EKRA is punishable by imprisonment and fines.
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
•Additionally, we are subject to state equivalents of each of the health care laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer. Many U.S. states have adopted laws similar to the AKS, Stark Law, and FCA, which may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements, and claims involving health care items or services reimbursed by non-governmental payers, including commercial insurers. In addition, many states have fraud and abuse laws, such as fee-splitting restrictions, insurance fraud laws, anti-markup laws, prohibitions on waiving coinsurance, copayments, deductibles and other amounts owed by patients, and prohibitions on the provision of tests at no or discounted cost to induce physician or patient adoption. Some states also prohibit certain health care practices, such as billing physicians for tests that they order and business corporations practicing medicine or employing or engaging physicians to practice medicine. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Because we develop our LDTs solely for use by or within our own laboratory, we believe we are exempt from the reporting requirements imposed under the federal Physician Payments Sunshine Act, or the Sunshine Act. The Sunshine Act requires, among other things, certain manufacturers of drugs, devices, biologics, and medical supplies reimbursed under Medicare, Medicaid or the Children’s Health Insurance Program to collect and report annually to CMS certain data and information related to payments and other transfers of value provided to physicians, teaching hospitals, and advanced non-physician health care practitioners, as well as ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. For reporting beginning January 1, 2022, U.S.-licensed physicians assistants, clinical nurse specialists, certified nurse anesthetists, certified nurse midwives, and nurse practitioners must be included in the types of providers subject to Sunshine Act reporting.

While we believe that the Sunshine Act does not apply to our business, we cannot guarantee that the federal government or other regulators will agree with our determination. Moreover, we could become subject to Sunshine Act reporting requirements if the FDA requires us to obtain premarket authorization for our tests as medical devices or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act. A determination that we have violated these laws and related CMS regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business.
In addition, rapid growth and expansion of our business may increase the risk of violating these laws or related internal compliance policies and procedures, as well as the possibility that we may be accused of and/or investigated for violating these laws, regulations, and related internal policies and procedures. We likewise may be accused of, and subject to investigation and/or enforcement for, violating these laws on the basis of conduct engaged in by our employees, contractors and/or other related third parties. Such accusations and investigations may stem from allegations made by whistleblowers under the qui tam provisions of the FCA or state law equivalents, as well as investigative efforts undertaken by state and federal regulatory and enforcement agencies. The evolving interpretations of these laws and regulations by courts and regulators increase the risk that we may be alleged to be, or in fact found to be, in violation of these or other laws and regulations.
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
Our executive officers, directors and our stockholders holding 5% or more of our common stock and their affiliates beneficially hold a significant percentage of our outstanding Class A common stock. These stockholders, acting together, would be able to significantly influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may adversely affect the market price of our Class A common stock by:
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
We are an emerging growth company, or EGC, as defined in the JOBS Act. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this report and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026.
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
Rules and regulations applicable to public companies have substantially increased and are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we incur substantial costs to maintain the same or similar coverage as when we were a private company. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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

10.1	Second Amendment to Lease, effective October 10, 2022, by and between Eastland Regency, L.C. and the Registrant.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

SERA PROGNOSTICS, INC.

Date: November 9, 2022	/s/ Gregory C. Critchfield, M.D., M.S.
Gregory C. Critchfield, M.D., M.S.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	/s/ Jay Moyes
Jay Moyes
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)