Form 10-K
period 2022-12-31
SERA PROGNOSTICS, INC.
filed 2023-03-22
CIK 1534969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the Nasdaq Stock Exchange on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $39.2 million. As of March 17, 2023, the registrant had 29,616,781 and 1,405,259 shares of Class A and B common stock, $0.0001 par value per share, outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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
Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes conducting clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients. Elevance Health, Inc. (formerly known as Anthem, Inc.), or Elevance Health, whose health plans cover more than 10% of U.S. pregnancies annually, agreed to make our PreTRM test available to eligible pregnant members as part of a multi-year contract. Elevance Health is one of the nation’s largest health insurers with greater than 47 million members nationwide. Through this collaboration, a significant number of physicians and patients in the U.S. gain access to early and accurate predictions of preterm birth to enable more informed decision-making during pregnancy. We believe that our commercial collaboration with Elevance Health further validates the clinical and economic value of our PreTRM test. We are actively discovering and developing several additional biomarker tests to predict other major conditions of pregnancy, such as preeclampsia, and gestational diabetes, among others, that have the potential to offer significant health benefits to women and their babies.
There are approximately 140 million births globally each year. Of these, it is estimated that as many as 25% are affected by various complications, including: preterm birth, preeclampsia, fetal growth restriction, stillbirth, hypertension of pregnancy, gestational diabetes, and others. In the United States, there are approximately 3.7 million births annually, and 10.5% of those pregnancies result in preterm births with profound short- and long-term health consequences to the mother and baby. These health consequences are estimated to lead to associated costs of approximately $25 billion annually in the United States. Traditional methods to detect prematurity risk in time for proactive management have been limited and fail to identify the vast majority of women who will deliver prematurely.
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
•Demonstration of Health and Economic Impact of Our Test and Treat Strategy: We believe a critical element of our success will be to demonstrate the beneficial health and economic impacts of using the information provided by our biomarker tests.
•Reimbursement: We have focused on building reimbursement for early commercialization of our biomarker tests, by seeking to leverage the health and economic benefits conferred by our biomarker approach to gain early reimbursement from integrated systems, large physician practices, and major health insurance payers.
•Broader Market Adoption: We will seek to capitalize on early reimbursement decisions to facilitate obtaining widespread commercial coverage of our biomarker tests from other health care payers.

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
Our biomarker pregnancy pipeline consists of the following:
Our Strengths
We attribute our success and future growth prospects to the following:
•Our differentiated approach to understanding and addressing major conditions of pregnancy. We take a focused and data-driven approach based on rigorous science to understand the biology of pregnancy and the health and economic impacts of major pregnancy conditions. Our approach involves conducting controlled trials and health economic analyses to demonstrate the beneficial health and economic impacts of using the information provided by our biomarker tests. We also work with leading health economists and organizations to build rigorous models that describe how the application of our tests impacts both health and economic outcomes. Leveraging the demonstrated short- and long-term health and economic benefits of our biomarker approach, we aim to gain early reimbursement from integrated systems, large physician practices, and major health insurance payers by working with them to demonstrate the benefits of using our biomarker tests. We will then seek to capitalize on early reimbursement decisions to facilitate obtaining widespread commercial coverage of our biomarker tests from other health care payers.
•Our proprietary and scalable proteomics and bioinformatics platform technology that creates clinically meaningful and economically impactful predictions for pregnancy. We believe our proprietary proteomic and bioinformatics technology platform has the potential to enable critical advances in the management of pregnancy and its outcomes. Our platform consists of biobanks, advanced mass spectrometry and other proteomic analytic methods and bioinformatics, which enables superior characterization of the biology of pregnancy and accurate prediction of pregnancy outcomes. We believe this platform has the potential to address significant unmet medical needs in the large, underserved market for the prediction of outcomes associated with pregnancy.
•The PreTRM Test, which is the only broadly validated, commercially available blood test proven to predict the risk of an individual woman to deliver prematurely. The predictive performance of the PreTRM biomarkers has been extensively validated in diverse populations and geographies and enables earlier proactive care addressing higher preterm birth risk that occurs among the 3.7 million annual singleton pregnancies in the United States. We believe that based on our growing body of evidence regarding the clinical and economic benefits of the PreTRM test and our innovative collaboration with Elevance Health, as greater payer and physician adoption occurs throughout the United States, the PreTRM test has the potential to become an important standard of care for preterm birth.
•Collaboration with Elevance Health. We have contracted for early payment for the PreTRM test through our commercial collaboration with Elevance Health. We believe this and other collaborations may help with broader market adoption through coverage decisions by major payers.
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
Our Strategy
Our vision is to deliver pivotal and actionable information to pregnant women, their physicians and health care payers to significantly improve maternal and neonatal health and to dramatically reduce health care costs. Our goal as The Pregnancy Company is to discover, develop and commercialize clinically meaningful and economically impactful biomarker tests designed to improve pregnancy outcomes. We believe it is critical to innovate products that will be viewed as cost-effective by payers in order to receive reimbursement for our tests. We aim to accomplish our vision by implementing the following strategies:
•Expand payments for the PreTRM test to a variety of payer types to maximize the commercial opportunity. We believe that growing payment for the PreTRM test by integrated systems, large physician practices, and major health insurance payers (such as Elevance Health) will help drive physicians to more broadly offer the testing to their patients, thereby expanding the number of U.S. pregnancies benefiting from our technology. We also believe that based on our growing body of evidence regarding the clinical and economic benefits of the PreTRM test, our commercial collaboration with Elevance Health, and the anticipated greater payer and physician adoption throughout the United States, the PreTRM test has the potential to create a new standard of care in pregnancies.
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
•Continually build a dedicated women’s health commercial infrastructure. We have initially built our dedicated specialty OB-GYN commercial sales team to sell and support the PreTRM test in key regions in the United States. Upon further market adoption of the PreTRM test by other payers and health systems, and the expansion of our pipeline, we expect to expand our dedicated sales team to more completely cover U.S. sales channels.
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
Our large proprietary U.S. biobank resource was built by collecting blood from thousands of comprehensively annotated blood specimens from patients, which cover a broad range of gestational ages and represent the broad demographic diversity and geographic distribution of pregnant women across the United States. We collected the specimens in two large multi-center trials: our PAPR study, beginning in 2011, and our TREETOP study, beginning in 2016. These two studies prospectively collected specimens, together encompassing weeks 17 through 28 of pregnancy, from women carrying a single baby, and, as “all comers” studies, collected information on a variety of important pregnancy outcomes, including preterm birth, preeclampsia, gestational diabetes and other conditions. These specimens and their associated data are carefully analyzed to discover and develop informative biomarker signatures for intended use pregnancy populations. We continuously work to add new specimens to our biobanks in additional studies, generating greater opportunities for ongoing development of clinically meaningful and economically impactful biomarker predictions.
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
Through our innovative approaches and advances in proteomics, we have discovered and validated meaningful predictions for adverse pregnancy outcomes. Importantly, our mass spectrometry process is well-suited not only for discovery and development activities, but also for high volume commercial production through the use of robotics and automation. Mass spectrometry measurements can be performed on very small blood volumes, which is appealing for patient specimen collection and can lower cost of goods in laboratory analyses. We endeavor to remain at the forefront of the clinical application of mass spectrometry-based proteomics by making advancements in specimen collection/shipping and laboratory processes. We believe that our specific applications of mass spectrometry-based proteomics can be scaled to efficiently and cost-effectively accommodate the growth that we anticipate in addressing the large pregnancy testing market.
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
•Proteomic and Bioinformatics Platform. We utilize our platform to understand the biology underlying such conditions in order to discover, verify and broadly validate high-performing predictive biomarker tests. We pursued a multi-year effort to build an extensive biobank resource that we used to discover, verify and validate our first product, the PreTRM test. Thousands of patients were enrolled in two large U.S. multi-center clinical validation studies. Beyond their validation of the PreTRM test, these studies provide a deep view into the care and outcomes of diverse singleton pregnancies across the United States, enabling prediction of various other outcomes. We are continuing to conduct analyses by combining growing biobank data from multiple studies to provide new insights that will be the basis of discovering and developing biomarker predictions for a variety of important conditions of pregnancy.
•Demonstration of Health and Economic Impact of Our Test and Treat Strategy. We believe a critical element of our success will be to demonstrate the beneficial health and economic impacts of using the information provided by our biomarker tests. Our approach involves conducting controlled trials and health economic analyses. In the case of our the PreTRM test, an important part of our commercialization strategy involves amassing clinical and economic data to definitively demonstrate that detecting the risk of preterm birth can enable proactive interventions which improve the health of mothers and their babies while at the same time saving substantial health care system costs. Our rigorous, controlled intervention trials, PREVENT-PTB, AVERT PRETERM TRIAL and PRIME, have been designed to evaluate our test and treat strategy in more than 9,000 patients.
We also work with leading health economists and organizations to build rigorous models that describe how application of the PreTRM test and treat strategy impacts both health and economic outcomes. We work to publish models that provide peer reviewed evidence of the value of our strategy, in the form of meeting presentations and articles.
•Reimbursement Strategy. Leveraging the demonstrated short- and long-term health and economic benefits of our biomarker approach, our plan is to gain early reimbursement from integrated systems, large physician practices, and major health insurance payers by working with them to demonstrate the economic benefits of using our biomarker tests. For example, we have a multi-year contract with Elevance Health, one of the largest U.S. health benefits companies, under which Elevance Health agreed to purchase a substantial number of PreTRM tests for pregnant women in their network, and to facilitate commercializing PreTRM testing among its members. The AMA Editorial Board has issued a unique CPT®PLA code for the PreTRM test, which we believe will also help drive payment and coverage decisions for PreTRM testing. In November 2021, this code was priced by the Centers for Medicare & Medicaid Services, or CMS, at $750.
•Broader Market Adoption. We will seek to capitalize on early reimbursement decisions to facilitate obtaining widespread commercial coverage of our biomarker tests from other health care payers. We plan to leverage publications of clinical and economic studies that further demonstrate benefits of the PreTRM test and treat strategy as we expand coverage across numerous U.S. payer networks. We also anticipate that payer decisions to cover the test should pave the way for physicians to order testing for their patients. Additionally, we believe that insurance coverage in the United States will help to facilitate coverage of our tests in other countries as we expand internationally in the longer-term. In parallel with our pursuit of broader insurance coverage, we intend to deploy our sales team to address U.S. sales channels to help drive adoption among physician practices.
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
Of the estimated 140 million annual births globally, approximately 15 million births are preterm. In the United States, there are approximately 3.7 million annual births, and the 2022 March of Dimes Report Card shows that the preterm birth rate has now increased to 10.5% of U.S. births.
Preterm birth remains a leading cause of neonatal morbidity and mortality throughout the world. In the United States, approximately 20,000 annual deaths occur before age one, with prematurity being a major cause. Of the approximately 15 million preterm babies born every year across the globe, about one million die. As a consequence of their preterm birth, many infants require significant medical support in intensive care settings to survive and continue to develop. Preterm birth is also associated with significant long-term disability for many individuals, including learning disabilities, cerebral palsy, chronic respiratory illness, intellectual disability, seizures and impairment of vision and hearing, which can generate significant costs throughout the lives of affected children. The annual U.S. health care costs to manage short- and long-term complications of preterm birth have been estimated to be approximately $25 billion, consisting of direct medical costs incurred during pregnancy, lost productivity due to preterm birth in the perinatal period as well as additional associated longer term medical costs for the mother and child. The estimated average expense per preterm delivery in the United States is approximately $65,000. Earlier preterm births are associated with higher costs due to the greater severity of complications occurring in babies born at earlier gestational ages. Given this, the ability to prolong the gestation period by even one week has the potential for significant savings as shown in the figure below. As a result, the economic benefit of a test that can enable effective interventions to prolong the length of time for a baby to continue developing in utero, even for a short period of time, and to improve neonatal health before delivery is substantial.
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
The PreTRM Test — Our Solution for Preterm Birth
Utilizing our product discovery, development and commercialization approach, and in view of these stark realities of preterm birth, we focused our first development and commercialization efforts on addressing preterm birth. Our first product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of spontaneous preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation. The specimen analyzed in the PreTRM test is drawn once in single fetus, or singleton, pregnancies where there is no evidence of significant fetal anomalies by non-invasive pre-natal genetic screening, or NIPS, or ultrasound, and the women tested are not taking progesterone. The blood specimen is analyzed in our CLIA-approved clinical laboratory using our high throughput mass spectrometry technology. Once the laboratory analysis is completed, a risk report is generated from our validated algorithm and the results are transmitted to the ordering clinician. The PreTRM test provides an accurate prediction of the expectant mother’s individualized risk, expressed as a percentage, of delivering spontaneously before 37 weeks’ gestation, as well as her relative risk compared to the average population risk. The great majority of singleton preterm births are spontaneous, where the mother goes into labor and delivers without any apparent known pathology.
The PreTRM test combines the ratio of insulin-like growth factor-binding protein 4, or IBP4, to sex hormone-binding globulin, or SHBG, with a woman’s height and weight to predict the risk of spontaneous preterm birth. These protein biomarkers have been extensively validated in multiple maternal fetal medicine centers located in the United States, Europe, Asia and Africa. In addition, we continue to build on our existing data to further demonstrate the clinical and economic benefits of intervening based on PreTRM test results. The PreTRM test accuracy has been rigorously assessed and validated in our PAPR study involving 5,501 women in 11 obstetric centers across the United States. Our completed PAPR study validated the biomarker signature which is highly predictive of spontaneous preterm birth risk. The performance of the PreTRM test biomarkers was replicated in a second independent large prospective U.S. study, TREETOP, supporting that the IBP4 to SHBG predictor can be used to accurately risk-stratify patients for implementation of preterm birth preventive strategies and direct patients to appropriate levels of care. The ability to accurately risk-stratify is critical for enabling precision care management. We and our collaborators are also conducting or have completed three prospective controlled intervention studies — The Prediction and Prevention of Preterm Birth, or PREVENT-PTB, study, or PREVENT-PTB, the Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls, or AVERT PRETERM TRIAL and Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs, or PRIME — to demonstrate the value of identifying higher risk pregnancies coupled with proactive interventions to improve the well-being of mothers and newborns.
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

The strength of the data from our studies of the PreTRM test has enabled us to pursue an innovative and accelerated approach to commercialization. Elevance Health, whose health plans cover more than 10% of U.S. pregnancies annually, agreed to pay for our PreTRM test for eligible pregnant members as part of a multi-year contract. The collaboration also enables us to generate more data to demonstrate the value of the PreTRM test and treat approach across diverse patient populations within Elevance Health’s insurance plans. The AMA Editorial Board has issued a unique CPT®PLA code for the PreTRM test, which we believe will also help drive payment and coverage decisions for PreTRM testing. In November 2021, this code was priced by the Centers for Medicare & Medicaid Services, or CMS, at $750.
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
The PAPR study was initiated in April 2011 and the last observed birth occurred in February 2014. The study was designed to discover, verify and validate biomarkers and clinical variables that accurately predict the risk of spontaneous preterm birth. We measured and evaluated protein expression of thousands of distinct proteins, using our proprietary proteomic workflow, by their levels in maternal serum to assess their effectiveness as predictors of spontaneous preterm birth early in pregnancy before symptoms occur. This analysis showed strong predictive power of a specific combination of two proteins, IBP4 and SHBG, coupled with clinical variables consisting of a woman’s height and weight, which we developed into a proprietary predictive algorithm that forms the basis of the PreTRM test. These results of the PAPR study were reported in detail at Saade et al., Am. J. Obstet. Gynecol. (2016) 214:633. Samples from PAPR subjects consented for biobanking are used to develop predictors and products for other pregnancy complications.
TREETOP Study
Our second large clinical validation study, A MulTicenteR AssEssmEnt of a SponTaneOus Preterm Birth Predictor, or TREETOP, enrolled patients beginning in October 2016 with the last delivery occurring in May 2019. The TREETOP study enrolled 5,011 pregnant women from 18 sites across the United States, and validated a PreTRM test risk threshold to statistically stratify higher versus lower risk patients based on a pre-specification of the threshold from PAPR data and by applying it to specimens in this cohort. The validated threshold of 15%, twice the average population risk of spontaneous preterm birth, was demonstrated to statistically separate patients at higher versus lower risk of preterm delivery based on the PreTRM test results. This is the risk threshold for interventional actions to be taken in the PRIME prospective intervention trial that was initiated in 2020. These results were reported in detail at Burchard et al., J. Clin. Med. (2021) 10:5088.
Given the large body of evidence generated from PAPR and our other collaborative biomarker studies, the TREETOP specimens were randomized into two cohorts:
•a first patient cohort of 847 specimens to validate certain pre-specified predictions originating from our earlier PAPR study work, and to verify new potentially enhanced predictions that could be validated later on the specimens of the remaining unanalyzed cohort of patients; and
•a second cohort of remaining specimens was held in reserve to validate, in the future, a number of potentially enhanced predictions that may eventually be incorporated into our commercially available testing as we build our pipeline of adverse pregnancy outcome predictions.
Thus, PAPR and TREETOP together encompass a powerful resource of specimens and clinical data from thousands of pregnant women collected over an eight-year period to characterize what takes place biologically in pregnancy. Both PAPR and TREETOP enrolled a large number of women who were not known to be at risk of preterm birth based on other identified clinical factors, and as such, were not already covered by professional society guidelines addressing the need for risk stratification and guidance of treatment. We believe further analysis of the specimens and data from these studies may provide a deep view into the outcomes of diverse singleton pregnancies across the United States and prediction of these outcomes. For example, we used some of these specimens to improve the predictive performance of the PreTRM test and expand the blood draw window to a three-week period.
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
PREVENT-PTB Study
The Prediction and Prevention of Preterm Birth, or PREVENT-PTB, study (Clinical trials identifier: NCT03530332) was a prospective randomized controlled intervention study conducted at Intermountain Healthcare in Salt Lake City, Utah. The PREVENT-PTB study enrolled a total of 1,208 patients to evaluate the health and economics impact of applying the PreTRM test.
In the PREVENT-PTB trial, women enrolled were randomized 1:1 to either the screened or control group. Women in the screened group received the PreTRM test, and those at higher risk of preterm birth according to the test result were offered a menu of proactive interventions. These included care management (i.e. weekly contact with a care management nurse, preterm prevention clinic visits, evaluation of signs and symptoms of prematurity, education, cervical length monitoring) and medications (17-α-hydroxyprogesterone caproate, low-dose aspirin and the administration of corticosteroid treatment at a lower threshold if patients indicated clinical signs or symptoms of imminent delivery). Patients in the screened group that were found not to be at higher risk by the PreTRM test and those in the control group received standard obstetrical care. The diagram below illustrates the study design for PREVENT-PTB:

Study Design of PREVENT-PTB
The PREVENT-PTB results were published on August 16, 2021 in the American Journal of Perinatology. The key reported findings were:
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
AVERT PRETERM TRIAL
The Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls, or AVERT PRETERM TRIAL (Clinical trials identifier: NCT03151330), was a large prospective, historically-controlled intervention trial conducted at ChristianaCare in Newark, Delaware. The purpose of the study was to evaluate the impact on health and economics by applying the PreTRM test to screen pregnant women for risk of spontaneous preterm delivery and to proactively intervene in individuals who were shown by the PreTRM test to be at higher risk of sPTB. Those deemed by the test to be at lower risk received standard care, as did the historical control population. As in the PREVENT-PTB study, interventions in the higher-risk group included care management (closer monitoring by their clinicians and case management nurses) and medications (e.g. vaginal progesterone, low-dose aspirin). The two co-primary endpoints were reduction in total neonatal hospital length of stay and improvement in composite neonatal morbidity and mortality in the PreTRM-screened group versus the historical control group, which did not have a PreTRM test.

Design of the AVERT PRETERM TRIAL
Health and economic outcomes of the screened group were compared with those of the historical control arm. Due to the COVID-19 pandemic, trial enrollment of the prospective arm was stopped in March 2020. On February 15, 2023, we announced that both co-primary outcomes—reduction of severe neonatal morbidity or neonatal death; and decreased length of neonatal hospital stay—met their endpoints, and the improvements in outcome with a PreTRM test-and-treat approach were statistically significant. Detailed results of the AVERT PRETERM TRIAL analysis are being prepared for publication in a peer-reviewed journal.

PRIME Study
In collaboration with Elevance Health, we are conducting Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs, or PRIME (Clinical trials identifier: NCT04301518), study, which is a prospective randomized controlled study of up to 6,500 enrolled pregnancies in at least 15 respected maternal fetal medicine centers. We began enrollment in November 2020, and enrollment is ongoing.
After enrollment, subjects will have a blood specimen collected once during either week 19 or 20 of pregnancy (after June 28, 2022, the collection window was expanded to include the 18th week of pregnancy). Prospectively enrolled pregnant women will be randomized 1:1 to either a screened arm, called the PTB Prevention arm, or a control arm that receives standard obstetrical care. Only subjects randomized to the PTB Prevention arm will receive the results of the PreTRM test. Those women randomized to the PTB Prevention arm will receive either routine standard care pregnancy management or a multimodal intervention protocol reserved for higher risk pregnancies based on the results of the PreTRM test. The design of the PRIME study is illustrated below.
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
Major perinatal outcomes to be evaluated in each group include length of NICU and total hospital stay, measures of neonatal health, NICU preterm costs and preterm delivery rates. All subjects will be followed through the duration of the pregnancy and delivery, and neonates will be followed until initial hospital discharge to assess the course of pregnancy, labor and any related maternal or fetal complications. Readmission of infants will also be assessed at 180 days, 1 year and 3 years of life using the Elevance Health/Carelon Research Integrated Research Database to evaluate longer-term outcomes and costs associated with preterm delivery.
The study has a pre-specified interim look to evaluate the two co-primary endpoints, total neonatal hospital length of stay and composite neonatal morbidity and mortality, with a stopping criterion of statistical significance being reached by either one or the other of these outcomes. We have enrolled sufficient numbers of PRIME study patients to enable the interim analysis to occur in 2023, and expect to report the results of that analysis if and when we are able to do so.

Other Relevant Studies and Publications
Clinical and Economic Evaluation of the PreTRM Test
This study modeled the clinical and economic impact of the PreTRM test for patients in the TREETOP study using actual prospectively determined test results. The model predicted improvements in neonatal and maternal hospital length of stay by 19% (p = .029) and 8.5% (p = .001), respectively, compared with standard care; neonatal costs’ point estimate reductions of 16% (p = .098); and a reduction in moderate-to-severe neonatal morbidity/mortality by 29% (p = .025). In a manuscript published in December 2022, the authors concluded that the modeled evaluation of a biomarker-based test-and-treat strategy in a diverse population predicts clinically and economically meaningful improvements in neonatal and maternal outcomes (Burchard et al. J. Med. Econ. 2022 Jan-Dec;25(1):1255-1266.)
Care Management as a Component of Obstetric Care
This review investigated the obstetrical benefit of care management, defined as specialty clinics, social services, coordination of specialty services such as nutrition counseling, home visits or frequent phone calls by specially trained personnel, and other elements. Evidence was found for consistent reductions or trends toward reductions in preterm birth with care management, particularly among individuals with high a priori risk of preterm birth across systematic reviews, meta-analyses, and randomized controlled studies. The authors concluded that care management has substantial potential to improve the environmental, behavioral, social, and psychological factors with patients at risk of preterm birth (Garite and Manuck. Am. J. Obstet. Gynecol. 2022 Sep 19:S0002-9378(22)00746-3).
Carelon Research/Elevance Health and Economic Study
Carelon Research (formerly known as HealthCore, Inc.), a subsidiary of Elevance Health, conducted an insurance claims data analysis on the cost-effectiveness of screening more than 40,000 mothers and babies within Elevance Health’s commercially insured membership. The model evaluated the cost impact to be expected from screening with the PreTRM test, and from then providing a bundle of interventions to PreTRM-higher risk patients as compared to the effect of standard care without a PreTRM test. The model predicted that these interventions would result in:
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
Product Pipeline
While we have leveraged our technology platform to currently pursue the development and commercialization of the PreTRM test, we believe our technology platform has broad applicability across a wide array of pregnancy-related conditions. We and our clinical trial collaborators are also continuing to conduct analyses by combining biobank data from the PAPR and TREETOP studies, to provide new insights into the predictive capabilities of the PreTRM test and other predictive biomarker algorithms. We are discovering, developing and validating a broad portfolio of product candidates including those focused on the conditions listed below.
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
Preeclampsia
Condition. Preeclampsia, estimated to affect 5% - 8% of pregnancies in the United States, is a complication characterized by high blood pressure and signs of damage to one or more organs, including liver, brain and kidneys, and may also have adverse effects on blood coagulation. Preeclampsia usually begins after 20 weeks of pregnancy in women whose blood pressure had been normal, but it can also arise earlier in pregnancies. Left untreated, preeclampsia can lead to serious, even fatal, complications for both the mother and baby. Once a pregnant woman is diagnosed with preeclampsia, a common treatment is to deliver the baby; however, if the delivery occurs before the infant reaches term (preterm preeclampsia), complications of preterm birth can ensue and clinical decisions are challenged by weighing the risk to the mother of continuing the pregnancy versus the risks to the baby associated with early delivery. We believe that a biomarker test to better identify women who are at higher risk of preterm preeclampsia earlier in pregnancy could lead to better management of this serious condition. It is estimated that the U.S. annual cost of preeclampsia is approximately $5 billion.
Objective for a Biomarker Test. We are working to develop a protein biomarker test that can identify women at higher risk of developing preterm preeclampsia as a means to enable earlier proactive interventions to mitigate the complications that occur as a result of this condition. We believe that such interventions could also prevent preeclampsia in certain patients, which has the potential of lowering the long-term risk of cardiovascular disease and stroke that occur later in life in women who suffer preeclampsia. There is also potential for a predictive biomarker test to inform therapeutic development to address this condition.
Development Status. We have completed discovery, verification and validation using our proprietary biobanks of several preterm preeclampsia biomarker predictors, some of which have been published. Some of these predictions include the use of our PreTRM test biomarkers as well as others. We are in the process of selecting the final predictor and the optimal commercialization strategy.
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

Development Status. Using our proprietary biobanks and proteomics platform, we have discovered and verified biomarkers with superior time-to-birth predictive performance, as compared to current dating methods. We have developed the ability to determine more precisely how much time is remaining in a woman’s pregnancy based on her individual biology at the time of her blood draw. We are exploring the optimal commercialization strategy of a molecular time-to-birth predictor and plan to publish its performance data in due course.
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
Commercialization
The beginning of life and end of life are widely recognized to be costly periods for health care services in the human life cycle. Health care insurers characterize preterm birth as an exceptionally costly condition, and a number of them develop data and models that underscore the economic impact of preterm births. Given the substantial economic benefits that arise from the use of the PreTRM test, we are pursuing reimbursement of the PreTRM test by integrated systems, large physician practices, and major health insurance payers. We are collaborating with Elevance Health in the PRIME study to generate rigorous data across at least 15 centers across the United States. Elevance Health is paying us for PreTRM testing done as a part of that study at a specified rate per test, pursuant to a Laboratory Services Agreement described under “— Material Agreements” below. Furthermore, we have entered into a commercial collaboration agreement with Elevance Health to introduce PreTRM testing into its various health plans.
Generating publications and scientific presentations is a core pillar of our market awareness strategy and is important for establishing validity and utility of new products in the life sciences community. We plan to work closely with maternal fetal medicine experts, payers and key opinion leaders to generate clear use-cases, as well as peer-reviewed publications that illustrate our product performance claims and value proposition. We have worked and continue to work with more than 60 investigators world-wide. In addition, we plan to increase awareness by developing and deploying online and in-person training and educational tools that explain the PreTRM test and our proteomics and bioinformatics platform in easy-to-access, easy-to-understand and credible, scientifically rigorous ways.
We plan to build the full commercial team, composed of field and inside sales, marketing, customer service, and managed care personnel, required to effectively address this large market opportunity. We anticipate that our sales team will promote our products in the United States with a targeted focus on OB/GYNs and maternal-fetal medicine providers in certain key markets and segments (e.g., integrated systems, large physician practices) and have initially built our dedicated specialty OB-GYN commercial sales team to sell and support the PreTRM test in key regions in the United States. We also have an experienced market access team to secure contracts with commercial and governmental payers, and plan to construct a multi-faceted digital marketing platform to scale consumer awareness and engagement. We are also evaluating the expansion of our business internationally, with the PreTRM test representing one potential avenue for expansion.
Our Clinical Laboratory Characteristics
Our PreTRM testing laboratory is based in Salt Lake City, Utah. We operate under federal regulations as a CLIA-certified laboratory, and we hold all required state licenses, which means that we are authorized to provide our clinical testing across all 50 states. We undergo regular inspections from federal and state regulatory authorities, and our laboratory is accredited by the College of American Pathologists, or CAP.
We have optimized our mass spectrometry-based proteomics workflow to be analytically validated to produce accurate and precise patient results. To meet the demands of the large intended use population of the PreTRM test, we have validated an ambient specimen collection and shipping process that removes the need to ship specimens under frozen conditions using dry ice. Additionally, we are further developing state-of-the-art affinity-capture mass spectrometry, or AC-MS, process. This higher through-put and lower-cost improvement to our current workflow utilizes custom monoclonal antibodies and magnetic beads. Affinity capture of our PreTRM test analytes using magnetic beads coated with antibodies is amenable to automated liquid handling robots using 96 or 384 well plates. Moreover, the AC-MS process results in a large decrease in the complexity of patient serum specimens in a single highly parallel and multiplexed step, which translates to shorter mass spectrometry processing times. We believe the AC-MS process can be leveraged to enable a many-fold increase in capacity and significantly decrease turn-around time and cost of goods sold. We also believe that custom antibodies developed for the AC-MS process facilitate the development of immunoassay kits that address the world-wide market. AC-MS and immunoassay versions of the PreTRM test may be suitable for our current ambient process and other low-cost specimen collection and shipping devices in the future.
Material Agreements
Elevance Health Commercial Collaboration Agreement
In February 2021, we entered into a commercial collaboration agreement with Elevance Health, or the Commercial Collaboration Agreement, relating to the commercialization of the PreTRM test.
Under this agreement, we agreed to provide PreTRM tests to eligible individuals enrolled in, or serviced or covered by, the health insurance products of Elevance Health. We also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health. Pursuant to the agreement, Elevance Health agreed to purchase a specified minimum number of tests from us for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay us a specified minimum amount per year for the first three years of the term of the agreement.
Elevance Health has been participating in our PRIME study, and at the conclusion of the PRIME study, under the Commercial Collaboration Agreement, the parties agreed to use commercially reasonable efforts to enter into Elevance Health’s standard lab provider agreement. Unless earlier terminated due to breach, the Commercial Collaboration Agreement will remain in effect until the later of (a) the third anniversary of the effective date or (b) the date on which Elevance Health has purchased a fixed number of PreTRM tests as agreed by the parties.

Elevance Health Laboratory Services Agreement
Effective in November 2020, we entered into a laboratory services agreement with Elevance Health, or the Laboratory Services Agreement, relating to our provision of PreTRM tests and related services during the course of the PRIME study.
Under this agreement, we agreed to provide clinical laboratory services as requested by participating physicians and other health care professionals, and written reports to those physicians and professionals of the results of the services performed in accordance with the PRIME study. Elevance Health agreed to collaborate with us on the conduct of the PRIME study, and will pay us a specified amount per test up to a specified maximum number of tests.
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
Sales and Marketing
We continue to engage with payers and health systems to close payment contracts. These additional contracts may enable an upfront negotiated payment rate which could eventually result in revenues when health care providers order the PreTRM test. We have built a field and inside sales team to sell and support the PreTRM test in key regions in the United States. Upon further market adoption of the PreTRM test by other payers and health systems, and the expansion of our pipeline, we expect to expand our sales team to more completely cover U.S. sales channels.

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
As of December 31, 2022, our intellectual property portfolio encompasses two issued U.S. patents, five pending U.S. non-provisional patent applications, two international patent applications under the Patent Cooperation Treaty (PCT), 15 granted foreign patents in China, France, Germany, Italy, Ireland, Japan, Spain, Russia, Australia, Israel, and the United Kingdom, over thirty pending foreign patent applications, and two U.S. provisional applications. Our owned patents and patent applications, if issued, are expected to expire between 2034 and 2043, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Within our intellectual property portfolio, we own two patent families that relate to our PreTRM test — a first patent family and a second patent family. The patent applications of the first patent family include composition claims directed to panels of biomarkers and corresponding method claims for determining probability for preterm birth, gestational age at birth or time to birth in a pregnant female. The first patent family includes a pending U.S. patent application, eight foreign patents granted in Australia, China, France, Germany, Italy, Ireland, Spain, and the United Kingdom, and five pending foreign patent applications in the EPO, China, Australia, Japan, and Canada. The granted patents and pending patent applications, if issued, are expected to expire in 2034, without taking into account maintenance, renewal, annuity, or other governmental fees. The patent applications of the second patent family include composition claims directed to compositions of biomarkers, panels of biomarkers, and corresponding method claims for determining probability for preterm birth in a pregnant female, and discloses methods for determining probability of gestational diabetes. The second patent family includes two issued U.S. patents, five foreign patents granted in Japan, Russia, Australia, China, and Israel, one pending U.S. patent application and eight pending foreign patent applications in the EPO, Canada, Australia, Japan, Hong Kong, Brazil, and China. The granted patents and pending patent applications, if issued, are expected to expire in 2036, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
We also own a granted patent and pending patent applications directed to other indications. One patent family relates to determining probability for preeclampsia in a pregnant female, and includes one granted patent in Australia and four patent applications pending in the U.S., the EPO, Australia and Canada. The granted patent and pending patent applications, if issued, are expected to expire in 2034, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. A second patent family relates to determining probability for preterm birth associated with preterm premature rupture of membranes in a pregnant female. It includes patent applications pending in the U.S., the EPO, Canada, Japan, Australia, and China. The pending patent applications, if issued, are expected to expire in 2037, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. A third patent family relates to determining the estimated due date for a pregnant female, and includes patent applications pending in the U.S., the EPO, Canada and Australia. The pending patent applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. A fourth patent family relates to pairs of biomarkers, compositions, and methods for predicting the probability for preterm birth in a pregnant female. It includes one international patent application under the PCT. Any patent applications from this patent family, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Two additional patent families relate to determining a pregnant female’s risk of developing placental dysfunction. It includes patent applications pending in the U.S., the EPO, China, Canada, and Australia and one international patent application under the PCT. The pending patent applications, if issued, are expected to expire in 2039 and 2041, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. We also continue to file patent applications on new developments and improvements that may be important to our future business.
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
As a clinical laboratory, we are required to be certified under CLIA to conduct our business. Our clinical laboratory facility located in Salt Lake City, Utah holds a CLIA Certificate of Accreditation.
We are also accredited by CAP. CMS has deemed CAP standards to be equally or more stringent than CLIA regulations, and CAP is authorized to inspect the laboratories that it accredits on CMS’ behalf.
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
State Regulation of Clinical Laboratories
CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and two states, New York and Washington, have implemented their own more stringent laboratory regulatory requirements.
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
Although the FDA has statutory authority to ensure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FD&C Act and regulations with respect to LDTs. Despite its exercise of enforcement discretion, there have been proposals to modify how LDTs may be brought into a harmonized paradigm for oversight by the FDA and CMS.
Since 2017, Congress has been working on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework. Most recently, reform legislation called the Verifying Accurate, Leading-edge IVCT Development (“VALID”) Act has been garnering bipartisan and bicameral support. The VALID Act would codify the term “in vitro clinical test”, or IVCT, and create a new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.

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
Moreover, if the FDA were to disagree with our conclusion that the PreTRM test falls within the scope of the agency’s existing LDT definition and enforcement discretion policies, and the agency thus asserts that the PreTRM test is subject to FDA’s medical device authorities and implementing regulations, the agency could require that we obtain premarket approval or another type of device premarket authorization in order for us to commercialize the PreTRM test. As part of this process, we may also be required to conduct additional clinical testing before applying for commercial marketing authorization. Clinical trials must be conducted in compliance with FDA regulations in order to support a marketing submission to the agency for a regulated product, or the FDA may take certain enforcement actions or reject the data. Performing additional, new clinical studies and trials in order to obtain product approval from the FDA, if necessary, would take a significant amount of time and would substantially delay our ability to commercialize the PreTRM test, all of which would adversely impact our business. In addition, the Consolidated Appropriations Act for 2023 recently amended the FD&C Act to require sponsors of most clinical studies of investigational medical devices intended to support marketing authorization to develop and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. It is unknown at this time how the diversity action plan may affect the planning and timing of medical device investigations or what specific information the FDA will expect in such plans, but if the FDA objects to a sponsor’s diversity action plan, it may delay trial initiation or review of the device’s premarket submission.
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

The regulations issued under the CCPA have been modified several times. Additionally, a privacy called law the California Privacy Rights Act, or CPRA, was approved by California voters on November 3, 2020 and went into effect in January 2023 modifying the CCPA significantly, resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. Other states in the U.S. are considering privacy laws similar to the CCPA. In February 2021, Virginia and Colorado enacted similar data protection laws and other U.S. states have proposals under consideration, increasing the regulatory compliance risk. In dealing with health information for the development of our technology or for commercial purposes, we will be indirectly affected by HIPAA and state-imposed health information privacy and security laws because these laws regulate the ability of our potential customers and research collaborators to share health information with us. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to employee information or other personal information that we collect.
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
Anti-Kickback Statute
The Anti-Kickback Statute, or AKS, prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. “Remuneration” is broadly defined to include anything of value, which can include (but is not limited to) cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies or equipment. A person or entity does not need to have actual knowledge of the federal AKS or specific intent to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA.
Some states have their own AKS provisions that apply to claims submitted to private insurers. Some of these statutes have their own safe harbor provisions or exceptions, or they may cross-reference the AKS safe harbors.
The penalties for violating federal or state AKS provisions can be severe. Possible sanctions include criminal and civil penalties (including penalties under the FCA or a state law equivalent), imprisonment, and possible exclusion from state or federal health care programs.
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
Although it appears that EKRA was intended to reach patient brokering and similar arrangements in the context of substance use recovery and treatment, EKRA’s language is broad. For example, as written, EKRA seems to prohibit the payment of incentive compensation to sales employees, whereas such payments are expressly protected under the AKS and its safe harbors (and this practice is common in the industry). And most of the safe harbors available under the AKS are not reiterated under EKRA’s exceptions. Therefore, compliance with an AKS safe harbor may not guarantee protection under EKRA. EKRA thus potentially expands the universe of arrangements that could be subject to enforcement under federal fraud and abuse laws, as well as substantial penalties.
EKRA does permit the DOJ to issue regulations clarifying or expanding the statute’s exceptions, but such regulations have not yet been issued. Because, moreover, EKRA is a new law, there is little guidance to indicate how and to what extent it will be applied and enforced by government agencies. The relationships between laboratories and physicians, sales representatives, hospitals, and customers may be subject to scrutiny under this statute. If imposed for any reason, sanctions under EKRA could have a negative effect on our business.
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
Because we develop our LDTs solely for use by or within our own laboratory, we believe we are exempt from these reporting requirements. We could, however, become subject to such reporting requirements under the terms of current CMS regulations if the FDA requires us to obtain premarket clearance or approval for our tests as medical devices or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act.
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
Reimbursement and Billing
Coverage and Reimbursement
In the United States and markets in some other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from government health care programs, such as Medicare and Medicaid, and commercial insurers is critical to new product acceptance. Our ability to successfully commercialize our products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health care programs, commercial insurers and other third-party payers. Third-party payers, including managed care organizations (“MCOs”) and other commercial insurers, decide which medical products and services they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by third-party payers is essential for most patients to be able to afford treatments. Sales of the PreTRM test or other diagnostic testing that we may develop will depend substantially, both domestically and abroad, on the extent to which the costs of our tests will be paid by MCOs or other commercial insurers, or reimbursed by government health care programs, and other third-party payers. If coverage and adequate reimbursement is not available, or is only partially available, we may not be able to successfully continue to commercialize our tests. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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
The growth of the managed care sector and consolidation of MCOs may also present various challenges and opportunities to us and other clinical laboratories. For example, MCOs have different contracting philosophies. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of rates, while others adopt broader networks with more uniform fee structures for participating clinical laboratories, and still others use capitation rates to fix the cost of laboratory testing services for enrollees. Our revenues may vary depending on the MCOs with which we enter contracts, if we decide to enter such contracts.
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
Despite the potentially negative market changes related to reimbursement, several factors may positively impact test volume, including the expansion of managed care and private insurance exchanges. In addition, continued innovation in laboratory medicine may continue to foster greater appreciation of the value of women’s health diagnostics. Additional factors that may lead to future volume growth include an increase in the number and types of tests that are readily available (due to advances in technology and increased cost efficiencies).
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
PAMA took effect on January 1, 2018 and requires certain clinical laboratories to report to CMS private insurer payment rates and volumes for their tests, though the reporting requirement has been delayed. CMS then takes the weighted-median of payments made by private insurers for these tests to set reimbursement under the CLFS for qualifying tests, subject to certain phase-in limits. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties.
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

Following the implementation of a unique PLA code for the PreTRM test in April 2021, CMS priced this code at $750 under the PAMA framework in November 2021. While this price and how it may change over time under PAMA directly affect Medicare reimbursement for our testing, we do not currently bill Medicare in any material amount for our tests. However, PAMA and the price set by CMS have an indirect effect on rates paid by commercial insurers.
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
Since its enactment, there have been multiple attempts to repeal the ACA or significantly scale back its applicability, as a result of which, certain sections of the ACA have not been fully implemented or were effectively repealed. This could negatively impact reimbursement for our testing, adversely affect our test volumes and adversely affect our business, operating results, and financial condition. However, following several years of litigation in the federal courts, in June 2021, the United States Supreme Court upheld the ACA when it dismissed a legal challenge to the Act’s constitutionality. Further legislative and regulatory changes to federal health care laws and policies remain possible. Future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the U.S. For example, in August 2022 President Biden signed into law the Inflation Reduction Act, which provides CMS with new authorities to negotiate drug prices annually for certain prescription drug products covered by Medicare starting for plan year 2026. This recent development signals a potential shift in the willingness of federal policy makers to more aggressively regulate the pricing of medical goods and services that are offered for sale in the U.S. The uncertainty around the future of the ACA and other health care legislation, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to delay in the purchasing decisions of our customers.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several state and federal health care programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2032 unless additional Congressional action is taken (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic). As another example, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Human Capital
As of December 31, 2022, we had 89 employees, including 87 full-time employees. Our headquarters are located in Salt Lake City, Utah. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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

Information About Our Executive Officers and Directors
The following persons were our executive officers and directors as of March 17, 2023:

Name	Position
Executive Officers
Gregory C. Critchfield, M.D., M.S.	Chairman, President, and Chief Executive Officer
Jay Moyes	Chief Financial Officer
Nadia F. Altomare	Chief Commercial Officer
Michael R. Foley, M.D.	Chief Medical Officer
John J. Boniface, Ph.D.	Chief Scientific Officer
Paul Kearney, Ph.D.	Chief Data Officer
Robert G. Harrison	Chief Information Officer
Benjamin G. Jackson	General Counsel
Directors
Jane F. Barlow, M.D.	Chief Executive Officer, Jane Barlow & Associates, LLC
Kim Kamdar, Ph.D.	Partner, Domain Associates, LLC
Sandra A.J. Lawrence	Director, DEW/VCF/DDF/VMM/VFL/IVH
Zhenya Lindgardt	Chief Executive Officer, The Commons Project Foundation
Mansoor Raza Mirza, M.D.	Chief Oncologist, the Copenhagen University Hospital, Denmark and Medical Director of the Nordic Society of Gynaecological Oncology
Joshua Phillips	Managing Partner, Catalyst Health Ventures
Ryan Trimble	Non-employee director, Sera Prognostics, Inc.
Marcus Wilson, Pharm.D.	Chief Analytics Officer, Elevance Health
Available Information
Our website address is www.seraprognostics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investors.seraprognostics.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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
•If we are unable to establish and maintain sales and marketing capabilities, we may not be successful in commercializing the PreTRM test.
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
We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our initial public offering (“IPO”). Our net loss for the years ended December 31, 2022 and 2021 was $44.2 million and $35.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of $210.7 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop, and commercialize new products.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
In addition, any further deterioration in the macroeconomic landscape or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.
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
If we are unable to establish and maintain sales and marketing capabilities, we may not be successful in commercializing the PreTRM test.
We have limited experience as a company in sales and marketing and our ability to achieve profitability depends on our being able to attract customers for the PreTRM test and our future products, once approved. Although members of our management team have considerable industry experience, successfully commercializing the PreTRM test will require adapting our sales, marketing, distribution, and customer service and support capabilities to current and ever-changing market conditions. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:
•our ability to attract, retain, and manage the sales, marketing, and customer service and operations workforce necessary to commercialize and gain market acceptance for our technology;
•the time and cost of establishing a specialized sales, marketing, and customer service and operations workforce; and
•our sales, marketing, and customer service and support team may be unable to initiate and execute successful commercialization activities.
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
In addition, our clinical trials were affected by the COVID-19 pandemic. The primary impacts to our business have been the early cessation of enrollment in our AVERT PRETERM TRIAL in March 2020, the delayed commencement of enrollment in our PRIME study until November 2020 and slower than expected enrollment thereafter, and limited access to ordering clinicians as we have initiated the commercialization of our PreTRM test. We have enrolled sufficient numbers of PRIME study patients to enable the interim analysis to occur in 2023, and expect to report the results of that analysis if and when we are able to do so. If COVID-19 re-emerges as a serious public health threat in the United States and elsewhere, or if another serious pathogen appears, then we may experience additional disruptions that could severely impact our business, preclinical studies, and clinical trials, including potential timing delays.
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
We have implemented and strive to continuously develop and improve compliance policies and procedures intended to train our sales, billing, marketing, and other personnel regarding compliance with state and federal laws applicable to our business. Our efforts to implement appropriate monitoring of compliance with such policies and procedures are likewise ongoing. Despite our compliance policies and procedures, and related training and monitoring, we may experience situations in which employees may have failed to fully adhere to our policies and applicable laws in the past or in which they fail to adhere to applicable policies and/or laws in the future. Such failures may subject us to administrative, civil, and criminal actions, penalties, damages, fines, individual imprisonment, exclusion from participation in federal health care programs, refunding of payments received by us, and curtailment or cessation of our operations. In addition, commercial third-party payers may refuse to provide all or any reimbursement for tests administered, seek repayment from us of amounts previously reimbursed and harm our ability to secure network contracts with third-party payers. Any of the foregoing could adversely affect our revenue, cash flow, and financial condition, and reduce our growth prospects. As of the date hereof, we are not aware of any noncompliance with any state and federal laws applicable to our business.
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
We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2022, we had federal NOL carryforwards of approximately $187.9 million, of which, $70.3 million, if not utilized, begin to expire in 2028. Approximately $117.6 million of these federal NOLs can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”
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
In the United States and markets in some other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment or tests. Adequate coverage and reimbursement from third-party payers such as federal and state health care programs (e.g., Medicare and Medicaid) and commercial insurers is critical to new product acceptance. Our business depends on our ability to obtain or maintain adequate reimbursement from third-party payers. We expect third-party payers such as commercial insurers to be our most significant source of payment in the near future. In particular, we believe that for our company to achieve commercial success, it will be necessary to gain acceptance from third-party payers for the PreTRM test, and to obtain positive coverage determinations and favorable reimbursement rates from third-party payers for our tests over time. We do not yet know, however, whether and to what extent certain of our products, including those under development, will be covered or reimbursed. If we are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in-network status with, third-party payers for our existing or future tests or other products, our ability to generate revenues will be limited. For example, health care providers may be reluctant to order our tests or other products due to the possibility that a patient may incur substantial costs if coverage or reimbursement is unavailable or insufficient. Such coverage and reimbursement may depend upon a number of factors, including the determination that the test and its use or administration for a particular patient are:
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

There have been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for health care products and services, which may affect payments for our tests. Third-party payers, including the Medicare program, frequently change coverage policies, product and service codes and payment methodologies and reimbursement amounts. Due in part to actions by third-party payers, the health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates and negotiating reduced payment schedules with service providers for certain products and/or services.
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
If eligible for reimbursement, laboratory tests are generally classified for reimbursement purposes under CMS’s Healthcare Common Procedure Coding System, or HCPCS, and the American Medical Association’s, or AMA, Current Procedural Terminology, or CPT, coding systems. We, and payers, generally must use these coding systems to bill, and pay for, testing, respectively. Once an HCPCS or CPT code is created or established, CMS establishes payment rates and in some cases coverage rules for that code under Medicare. Commercial insurers likewise typically establish their own payment rates and coverage rules for that code.
The AMA has issued a unique CPT® Proprietary Laboratory Analysis, or PLA, code for the PreTRM test. CMS priced this code at $750 in November 2021. Before the AMA issued a CPT PLA code for the PreTRM test, we submitted claims for reimbursement using CPT codes existing at the time based on the guidance of external coding experts.
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
We are subject to a variety of complex federal and state laws and regulations applicable to the submission of claims for payment for our services. If a third-party payer or a regulatory or enforcement agency, or, in some cases, a qui tam relator, believes or alleges that we engaged in improper billing practices—including, but not limited to, not adequately pursuing patient cost share responsibilities, submitting improper CPT codes, multipliers or modifiers on our claims—we may be subject to investigation and/or enforcement actions under federal and/or state law.
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
If a third-party payer denies coverage, or if the patient has a large deductible or co-insurance amount, it may be difficult for us to collect from the patient, and we may not be successful in doing so. If we are in-network, we may be contractually prohibited from seeking payment beyond applicable deductibles, co-insurance, or co-payments from the patient. If we are out-of-network, we may be unable to collect the full amount of a patient’s responsibility, despite our good faith efforts to collect. As a result, we may not always be able to collect the full amount due for our tests if third-party payers deny coverage or cover only a portion of the billed amount or if the patient has a large deductible, which could cause payers to raise questions regarding our billing policies and patient collection practices.
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
In addition, the terms of any such agreement may require a physician or qualified practitioner’s signature on test requisitions or require other controls and procedures prior to conducting a test. In particular, third-party payers have been increasingly requiring prior authorization to be obtained prior to conducting a test as a condition to reimbursing for the test. If the payers were to do so for the PreTRM test, it could place a burden on our billing operations and require us to dedicate resources to monitoring that these prior authorization requirements are met. To the extent we or the health care providers ordering our tests do not follow the prior authorization requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us, or may not receive some or all of the reimbursement amounts to which we would otherwise be entitled. This may occur in the future, which could have a material and adverse effect on our business, operating results, and financial condition.
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
There have been multiple attempts to repeal the ACA or significantly scale back its applicability, as a result of which, certain sections of the ACA have not been fully implemented or were effectively repealed. This could negatively impact reimbursement for our testing, adversely affect our test volumes and adversely affect our business, operating results, and financial condition. However, following several years of litigation in the federal courts, in June 2021, the United States Supreme Court upheld the ACA when it dismissed a legal challenge to the Act’s constitutionality. Further legislative and regulatory changes to federal health care laws and policies remain possible. Future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the U.S. The uncertainty around the future of the ACA and other health care legislation, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to delay in the purchasing decisions of our customers.
In addition to the ACA, various health care reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014, or PAMA, for example, introduced a multi-year pricing program for services payable under the Clinical Laboratory Fee Schedule, or CLFS, that is designed to bring Medicare allowable amounts in line with the amounts paid by commercial insurers. The rule issued by CMS to implement PAMA required certain laboratories to report third-party payer rates and test volumes, though these reporting requirements have been delayed.
The implementation of Medicare rates pursuant to PAMA has negatively impacted overall pricing and reimbursement for many clinical laboratory testing services and may do so in the future. Since January 1, 2018, the Medicare payment rate for such tests is equal to the weighted median private payer rate reported to CMS, which for many tests is lower than the previous CLFS payment rates due to the often lower negotiated commercial insurer rates applicable to large commercial laboratories that were required to report data to CMS. Likewise, because commercial insurers often base their pricing for laboratory testing on a percentage of the price set on the CLFS, PAMA has in turn affected rates paid by commercial insurers.
Although we have not historically submitted claims to Medicare or other state and federal health care programs, the rates paid by these programs have been the subject of controversy in the industry, including a lawsuit by the American Clinical Laboratory Association, and it is unclear whether and to what extent the new rates may change.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several state and federal health care programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2032 unless additional Congressional action is taken (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic). As another example, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Our laboratory is also accredited by the College of American Pathologists, or CAP. CMS has deemed CAP standards to be equally or more stringent than CLIA regulations and has approved CAP as a recognized accrediting organization. Inspection by CAP is performed in lieu of inspection by CMS for CAP-accredited laboratories. Because we are accredited by CAP, we are deemed to also comply with CLIA. Many commercial insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests.
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
We currently market the PreTRM test as an LDT and may in the future market other tests as LDTs. The FDA has adopted a policy of enforcement discretion with respect to LDTs whereby the FDA does not generally actively enforce its regulatory requirements for such tests. However, the FDA has stated its intention to modify its enforcement discretion policy with respect to LDTs in the absence of Congressional action to harmonize their regulatory paradigms applicable to LDTs and other in vitro diagnostic tests. If there are changes in FDA regulations and legislative authorities such that the agency begins to exercise oversight over LDTs, or if the FDA disagrees that our marketed tests are within the scope of its criteria used for defining LDTs, we may become subject to extensive regulatory requirements and may be required to stop selling our existing test or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. If the FDA allows our tests to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders from health care providers or reimbursement for our tests may decline.
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
Moreover, if the FDA were to disagree with our conclusion that the PreTRM test falls within the scope of the agency’s LDT definition and that the PreTRM test is thus subject to FDA’s medical device authorities and implementing regulations, the agency could require that we obtain premarket approval or another type of device premarket authorization in order for us to commercialize the PreTRM test. As part of this process, we may also be required to conduct additional clinical testing before applying for commercial marketing authorization. Clinical trials must be conducted in compliance with FDA regulations in order to support a marketing submission to the agency for a regulated product, or the FDA may take certain enforcement actions or reject the data. Performing additional, new clinical studies and trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize the PreTRM test, all of which would adversely impact our business. Any such clinical trial may need to comply with recent amendments to the FD&C Act requiring sponsors of most clinical studies of investigational devices to develop and submit a diversity action plan to the FDA. If we were to be required to develop a diversity action plan for any future clinical trial, such an obligation could result in further costs and potentially delay our ability to begin such a clinical trial.
In addition, since 2017, Congress has been working on legislation to create an LDT and In Vitro Diagnostic, or IVD, regulatory framework that would be separate and distinct from the existing medical device regulatory framework. Most recently, reform legislation called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act has been garnering bipartisan and bicameral support. The VALID Act would codify the term “in vitro clinical test”, or IVCT, and create a new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.
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
Furthermore, should it be required in the future, we cannot be sure that the PreTRM test, any new tests that we may develop, or new uses for our products that we may develop, will be reviewed and authorized for marketing by the FDA in a timely or cost-effective manner, if authorized at all. Even if such tests are authorized for marketing by the FDA, the agency could limit the test’s indications for use, which may significantly limit the market for that product and may adversely affect our business and financial condition.
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
In addition, California voters also approved a new privacy law, the California Privacy Rights Act, or CPRA, on November 3, 2020 which went into effect in January 2023 modifying the CCPA significantly, resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. The CPRA imposes additional obligations on companies covered by the legislation and expands consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency vested with authority to implement and enforce the CCPA and the CPRA. In addition, in February 2021, Virginia and Colorado enacted similar data protection laws and other U.S. states have proposals under consideration, increasing the regulatory compliance risk. Similar laws have also been proposed in other states and at the federal level.
The CCPA, the CPRA, and similar laws may increase our compliance costs and potential liability. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. All U.S. states have implemented data breach notification laws that overlap and often conflict with HIPAA and apply simultaneously. We must comply with all of these laws simultaneously in the event of a data breach which is a complicated and expensive proposition.
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
•The federal Anti-Kickback Statute, or AKS, which generally prohibits, among other things knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, covertly or overtly, in cash or in kind in return for (i) referring an individual to a person for the furnishing or arranging of any item or service, or (ii) purchasing, leasing, ordering, or arranging for or recommending the purchasing, leasing, or ordering of any good, facility, service, or item, for which payment may be made by federal health care programs. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. Safe harbors and exceptions to the AKS protect specified arrangements and conduct if every element of the applicable safe harbor or exception is met. However, failure to satisfy each such requirement does not necessarily mean that the arrangement or conduct at issue violates the AKS. In such circumstances, a facts-and-circumstances analysis is necessary to determine AKS compliance or lack thereof. Violations of the AKS are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from federal health care programs. In addition, claims submitted to federal health care programs for items or services resulting from a violation of the AKS are deemed to be false or fraudulent claims for purposes of the False Claims Act, or FCA.
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
•The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which is an all-payer anti-kickback law that criminalizes the offer, payment, solicitation or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for referring, to induce referrals of, or in exchange for referring patients to recovery homes, clinical treatment facilities, or laboratories, unless an exception applies. Most of the safe harbors applicable under the AKS are not reiterated under EKRA’s exceptions. Therefore, compliance with an AKS safe harbor may not guarantee protection under the EKRA. EKRA thus could be interpreted to potentially expand the universe of arrangements that could be subject to enforcement under federal fraud and abuse laws, as well as substantial penalties.
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
•Additionally, we are subject to state equivalents of each of the health care laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer. Many U.S. states have adopted laws similar to the AKS, Stark Law, and FCA, which may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements, and claims involving health care items or services reimbursed by commercial insurers. In addition, many states have fraud and abuse laws, such as fee-splitting restrictions, insurance fraud laws, anti-markup laws, prohibitions on waiving coinsurance, copayments, deductibles and other amounts owed by patients, and prohibitions on the provision of tests at no or discounted cost to induce physician or patient adoption. Some states also prohibit certain health care practices, such as billing physicians for tests that they order and business corporations practicing medicine or employing or engaging physicians to practice medicine. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
In addition, rapid growth and expansion of our business may increase the risk of violating applicable health care laws or related internal compliance policies and procedures, as well as the possibility that we may be accused of and/or investigated for violating these laws, regulations, and related internal policies and procedures. We likewise may be accused of, and subject to investigation and/or enforcement for, violating these laws on the basis of conduct engaged in by our employees, contractors and/or other related third parties. Such accusations and investigations may stem from allegations made by whistleblowers under the qui tam provisions of the FCA or state law equivalents, as well as investigative efforts undertaken by state and federal regulatory and enforcement agencies. The evolving interpretations of these laws and regulations by courts and regulators increase the risk that we may be alleged to be, or in fact found to be, in violation of these or other laws and regulations.
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
Item 1B. Unresolved Staff Comments
 None.
Item 2. Properties
Our corporate headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of approximately 24,300 square feet of building space in Salt Lake City dedicated to research and development, administration and our CLIA-certified laboratory. The lease on our existing Salt Lake City facility expires on December 31, 2025 and we have an option to terminate the lease under certain circumstances after July 1, 2024.
Item 3. Legal Proceedings
We are not currently a party to any material litigation or other material legal proceedings. We may, from time to time, be involved in various legal proceedings arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows, or financial position.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock began trading on the Nasdaq Global Market under the symbol “SERA” on July 15, 2021. Prior to that time, there was no public market for our stock. Our Class B common stock is not listed on any stock exchange nor traded on any public market.
Holders of Record
As of March 17, 2023, we had 168 stockholders of record of our Class A common stock. Stockholders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies. As of March 17, 2023, we had two stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and growth of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.
Unregistered Sales of Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Use of Proceeds from the Initial Public Offering
On July 19, 2021, we completed our IPO, which resulted in the sale of 4,687,500 shares of our Class A common stock, at a price to the public of $16.00 per share. The offer and sale of the shares in our IPO was made pursuant to the Registration Statement on Form S-1 (File No. 333-257038) which was declared effective by the SEC. Shares of our Class A common stock began trading on The Nasdaq Global Market on July 15, 2021. The offering closed on July 19, 2021.
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
There are approximately 140 million births globally each year. Of these, it is estimated that as many as 25% are affected by various complications, including: preterm birth, preeclampsia, fetal growth restriction, stillbirth, hypertension of pregnancy, gestational diabetes, and others. In the United States, there are approximately 3.7 million births annually, and 10.5% of those pregnancies result in preterm births with profound short- and long-term health consequences to the mother and baby. These health consequences are estimated to lead to associated costs of approximately $25 billion annually in the United States. Traditional methods to detect prematurity risk in time for proactive management have been limited and fail to identify the vast majority of women who will deliver prematurely.

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
Our operations are located in Salt Lake City, Utah, including a CLIA-certified laboratory. Since our inception, we have devoted the majority of our efforts and resources to performing research and development, acquiring product rights, raising capital, establishing facilities, conducting clinical trials, and establishing commercial operations to market the PreTRM test. During this fiscal year, we have incurred annual net losses. We have largely funded our operations with proceeds from the sale and issuance of convertible preferred stock, debt financings, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. See Note 10—Capital Structure for additional details about the IPO.
We have incurred significant operating losses since inception. Our net losses were $44.2 million and $35.0 million for the years ended December 31, 2022 and 2021, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development activities.
We have signed an agreement with Elevance Health, pursuant to which Elevance Health agreed to purchase our PreTRM test, and we continue to negotiate contracts with private and governmental payers and health systems that could eventually result in revenues. If we are unable to secure payer contracts that result in significant revenues or access additional funds, we may be required to delay, scale back or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.
Impact of COVID-19
The COVID-19 pandemic continues to evolve. While it appears its most severe effects have subsided, COVID-19 could re-emerge or new public health threats could appear. The future impact of the COVID-19 pandemic or a similar health disruption is highly uncertain and subject to change. We cannot predict the full extent of potential delays or impacts on our business, our clinical trials, health care systems or the global economy as a whole. To date, the primary impacts to our business have been the early cessation of enrollment in our Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL study, in March 2020, the delayed commencement of enrollment in our PRIME study until November 2020 and slower than expected enrollment thereafter, and limited access to ordering clinicians during our early commercialization of our PreTRM test. We have enrolled sufficient numbers of PRIME study patients to enable the interim analysis to occur in 2023, and expect to report the results of that analysis if and when we are able to do so. If COVID-19 re-emerges as a serious public health threat, or if another serious pathogen appears, then we may experience additional disruptions that could severely impact our business, preclinical studies, and clinical trials, including potential delays.

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
•our ability to secure payer and health system contracts that result in significant revenues or to access additional funds;
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
We expect to derive substantially all of our revenue in the near term from sales of the PreTRM test. We generally expect revenue to increase as sales volume continues to increase and as we continue to engage with payers and health systems to close payment contracts. These additional contracts may enable an upfront negotiated payment rate which could eventually result in additional revenues when health care providers order the PreTRM test.
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

We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses will increase in 2023 compared to 2022. Research and development costs may increase in the medium to long-term as we support current and additional clinical studies, publications, and other product development activities.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, and legal costs related to commercial efforts. We expect selling and marketing expenses to decrease in 2023 compared to 2022 as we took steps in 2022 to streamline our sales team and focus our commercial strategy in response to market dynamics. We expect selling and marketing expenses to increase in the medium-term as we hire personnel to implement our refocused sales strategy, and then in the long-term as we expand our dedicated sales team to more completely cover U.S. sales channels over time as we enter into contracts with payers and health systems.
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
We expect general and administrative expenses will remain relatively consistent in 2023 compared to 2022, which will maintain the appropriate level of support for our current level of operations. We expect general and administrative expenses to increase in the medium to long-term as needed to support future operations and anticipated revenue growth.
Interest Expense
Interest expense in 2022 represents interest incurred on our finance leases. Interest expense in 2021 represents interest incurred on our finance leases, loans payable and convertible promissory note, amortization of a discount feature on a convertible promissory note, and periodic fair value adjustments on certain liabilities. As of December 31, 2022, we had no outstanding debt.
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
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change
	(in thousands)
Revenue	$268	$82	$186
Operating expenses:
Cost of revenue	193	37	156
Research and development	14,244	11,019	3,225
Selling and marketing	14,699	10,328	4,371
General and administrative	16,784	14,093	2,691
Total operating expenses	45,920	35,477	10,443
Loss from operations	(45,652)	(35,395)	(10,257)
Interest expense	(61)	(746)	685
Other income, net	1,527	1,132	395
Net loss	$(44,186)	$(35,009)	$(9,177)
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change
	(in thousands)
Research and development expenses:
Clinical studies	$5,818	$3,779	$2,039
Research and bioinformatics	4,312	3,031	1,281
Laboratory operations	4,114	4,209	(95)
Total research and development expenses	$14,244	$11,019	$3,225
The $3.2 million increase was due to a $2.0 million increase in clinical study costs, and a $1.3 million increase in research and bioinformatics expenses, partially offset by a $0.1 million decrease in laboratory operations costs. The $2.0 million increase in clinical study costs was primarily due to a $0.9 million increase resulting from the increased enrollment and site setup activity in the PRIME study, a $0.8 million increase in personnel costs driven by increased average headcount, and a $0.4 million increase in stock-based compensation expense. The $1.3 million increase in research and bioinformatics expenses was primarily due to an increase of $0.8 million in personnel costs driven by increased average headcount, a $0.3 million increase in specimen acquisition costs related to product development, and a $0.3 million increase in stock-based compensation expense. The $0.1 million decrease in laboratory operations costs was primarily due to a $0.4 million decrease in lab supplies, and a $0.1 million decrease in consulting costs, partially offset by a $0.4 million increase in personnel costs driven by increased average headcount.
Selling and Marketing Expenses
The $4.4 million increase was due primarily to increases of $2.2 million in personnel-related costs driven by increased average headcount, $1.0 million of marketing programs and materials development, $0.7 million of travel costs driven by increased average headcount and relaxed COVID-19 restrictions, $0.7 million of IT systems to support sales efforts, and $0.5 million of severance costs related to efforts to streamline our sales team, partially offset by a $0.8 million decrease in consulting and outside services.
General and Administrative Expenses
The $2.7 million increase was due primarily to increases of $1.3 million of personnel expenses driven by increased average headcount, $1.4 million of stock-based compensation expense, $0.8 million of director and officer insurance costs which increased as a result of our becoming a public company, and $0.3 million of consulting fees, partially offset by a $0.6 million decrease in recruiting fees, and a $0.3 million decrease related to capitalized employee costs for an internal software project.
Interest Expense
Interest expense for the year ended December 31, 2021 included $0.4 million related to fair value adjustments on certain liabilities that were extinguished in that period and $0.3 million related to debt that was fully repaid during that period. Interest expense for the year ended December 31, 2022 is related to our finance leases.
Other Income, net
The $0.4 million increase in other income was primarily due to a $1.1 million increase related to investment income on our marketable securities and a $0.3 million increase in interest income related to our marketable securities, partially offset by a one-time $1.1 million gain on extinguishment of the Paycheck Protection Program (“PPP”) loan that occurred in the prior year.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. See Note 10—Capital Structure for additional details about the IPO. As of December 31, 2022, we had cash, cash equivalents, and available-for-sale securities of approximately $104.0 million, and an accumulated deficit of $210.7 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(34,610)	$(31,636)
Investing activities	5,551	(82,559)
Financing activities	5	159,594
Net (decrease) increase in cash and cash equivalents	$(29,054)	$45,399
Operating Activities
The net cash used in operating activities during the year ended December 31, 2022 was primarily due to a net loss of $44.2 million, partially offset by non-cash charges of $6.0 million and an increase in operating assets and liabilities of $3.6 million. The net cash used in operating activities during the year ended December 31, 2021 was primarily due to a net loss of $35.0 million, partially offset by non-cash charges of $3.4 million.

Investing Activities
Net cash provided by investing activities for the year ended December 31, 2022 was primarily due to $54.4 million in proceeds from maturities and sales of marketable securities, partially offset by $48.1 million in purchases of marketable securities and $0.8 million in purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2021 was primarily due to $82.1 million in purchases of marketable securities and $1.3 million in purchases of property and equipment, partially offset by proceeds from maturities and sales of marketable securities of $0.8 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 was due to $0.3 million in proceeds from options exercised, partially offset by $0.3 million of finance lease principal payments. Net cash provided by financing activities for the year ended December 31, 2021 was primarily due to net proceeds of $100.1 million from the sale of Series E convertible preferred stock, including $1.1 million allocated to common stock warrants issued in connection with the sale of Series E convertible preferred stock, net proceeds of $66.6 million from our IPO, and $0.6 million in proceeds from options exercised, partially offset by $3.1 million and $4.5 million of loan and note repayments, respectively.
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
Leases
We have lease arrangements for certain equipment and facilities. As of December 31, 2022, we had future minimum lease payments of $3.1 million, with $1.1 million payable within 12 months.
Consulting Agreement
We have a consulting agreement with Blue Ox Healthcare Partners, LLC, or Blue Ox, to advise us on development of strategies with the goal to obtain widespread insurance coverage for the PreTRM test. As of December 31, 2022, we had future minimum payments under this agreement of $0.7 million, with $0.6 million payable within 12 months.
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
Stock-based Compensation
We maintain a stock-based compensation plan as a long-term incentive for employees and non-employee consultants. The plan allows for the issuance of incentive stock options and non-qualified stock options, as well as other stock rights.
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
Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.5 million in the market value of our available-for-sale debt securities as of December 31, 2022. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sera Prognostics, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sera Prognostics, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
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
Salt Lake City, Utah
March 22, 2023

SERA PROGNOSTICS, INC.
Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$29,878	$58,932
Marketable securities	52,826	46,183
Accounts receivable	113	27
Other receivables	6,000	3,116
Prepaid expenses and other current assets	1,308	1,993
Total current assets	90,125	110,251
Property and equipment, net	3,059	1,773
Long-term marketable securities	21,329	34,848
Other assets	1,816	157
Total assets	$116,329	$147,029
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,548	$1,197
Accrued and other current liabilities	4,444	3,885
Deferred rent, current portion	—	139
Finance lease obligation, current portion	464	74
Deferred revenue	9,082	3,116
Total current liabilities	15,538	8,411
Finance lease obligation, net of current portion	626	54
Operating lease obligation, net of current portion	1,222	—
Total liabilities	17,386	8,465
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 29,612,687 and 29,368,867 Class A shares issued and outstanding as of December 31, 2022 and 2021, respectively; 1,500,000 Class B shares authorized; 1,405,259 Class B shares issued and outstanding as of December 31, 2022 and 2021.	3	3
Additional paid-in capital	310,575	305,212
Accumulated other comprehensive loss	(981)	(183)
Accumulated deficit	(210,654)	(166,468)
Total stockholders' equity	98,943	138,564
Total liabilities and stockholders' equity	$116,329	$147,029
The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue	$268	$82
Operating expenses:
Cost of revenue	193	37
Research and development	14,244	11,019
Selling and marketing	14,699	10,328
General and administrative	16,784	14,093
Total operating expenses	45,920	35,477
Loss from operations	(45,652)	(35,395)
Interest expense	(61)	(746)
Other income, net	1,527	1,132
Net loss	$(44,186)	$(35,009)
Net loss per share, basic and diluted	$(1.43)	$(2.33)
Weighted-average shares of common stock outstanding, basic and diluted	30,943,426	15,003,144
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	$(798)	$(183)
Total other comprehensive loss	(798)	(183)
Comprehensive loss	$(44,984)	$(35,192)
The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Senior Convertible Preferred Stock		Junior Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	5,737,440	$50,192	9,819,480	$77,844	1,700,625	$—	$5,889	$—	$(131,459)	$(125,570)
Issuance of Series E senior convertible preferred stock at $12.46 per share, net of issuance costs of $0.1 million	8,054,139	98,957	—	—	—	—	—	—	—	—
Fair value of warrants to purchase common stock issued to Series E investor	—	—	—	—	—	—	1,071	—	—	1,071
Common stock issuance for initial public offering, net of issuance costs	—	—	—	—	4,687,500	1	66,611	—	—	66,612
Conversion of preferred stock to common stock	(13,791,579)	(149,149)	(9,819,480)	(77,844)	23,839,389	2	226,990	—	—	226,992
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	929	—	—	929
Issuance of common stock upon exercise of stock options	—	—	—	—	524,240	—	592	—	—	592
Stock warrant exercises	—	—	—	—	22,372	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,130	—	—	3,130
Other comprehensive loss	—	—	—	—	—	—	—	(183)	—	(183)
Net loss	—	—	—	—	—	—	—	—	(35,009)	(35,009)
Balance as of December 31, 2021	—	$—	—	$—	30,774,126	$3	$305,212	$(183)	$(166,468)	$138,564
Issuance of common stock upon exercise of stock options	—	—	—	—	243,820	—	308	—	—	308
Stock-based compensation expense	—	—	—	—	—	—	5,055	—	—	5,055
Other comprehensive loss	—	—	—	—	—	—	—	(798)	—	(798)
Net loss	—	—	—	—	—	—	—	—	(44,186)	(44,186)
Balance as of December 31, 2022	—	$—	—	$—	31,017,946	$3	$310,575	$(981)	$(210,654)	$98,943
The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(44,186)	$(35,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	756	659
Stock-based compensation	5,055	3,130
Non-cash lease expense	462	—
Non-cash interest expense	12	588
Gain on extinguishment of PPP loan	—	(1,050)
Other	(261)	90
Changes in operating assets and liabilities:
Accounts receivable	(86)	(25)
Other receivables	(2,884)	(3,116)
Prepaid expenses and other assets	718	(1,880)
Accounts payable	352	603
Accrued and other current liabilities	(514)	1,388
Deferred rent	—	(130)
Deferred revenue	5,966	3,116
Net cash used in operating activities	(34,610)	(31,636)
Cash flows from investing activities
Purchases of marketable securities	(48,073)	(82,055)
Proceeds from maturities and sales of marketable securities	54,399	800
Purchases of property and equipment	(791)	(1,304)
Proceeds from disposal of property and equipment	16	—
Net cash provided by (used in) investing activities	5,551	(82,559)
Cash flows from financing activities
Proceeds from issuance of Series E senior convertible preferred stock, net of issuance costs	—	98,983
Proceeds allocated to issuance of common stock warrants in connection with Series E	—	1,071
Proceeds from initial public offering of common stock, net of issuance costs	—	66,612
Proceeds from exercise of stock options	308	592
Payment of convertible note payable	—	(4,494)
Payment of loan payable	—	(3,100)
Finance lease principal payments	(303)	(70)
Net cash provided by financing activities	5	159,594
Net (decrease) increase in cash and cash equivalents	(29,054)	45,399
Cash and cash equivalents at beginning of period	58,932	13,533
Cash and cash equivalents at end of period	$29,878	$58,932
Supplemental disclosure of cash flow information
Cash paid for interest	$48	$1,188
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accruals	$—	$154
Series E senior convertible preferred stock offering costs prepaid and deferred in prior period and reclassified to Series E senior convertible preferred stock	$—	$26
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
The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $210.7 million as of December 31, 2022. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s commercialization activities for the PreTRM test, and to support additional clinical and preclinical trials and anticipated research and development activities. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its diagnostic products and could be required to delay, scale back, or abandon some or all of its development programs and other operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and may be dilutive to current stockholders, and any debt financing, if available, may involve restrictive covenants and dilutive financing instruments. The Company’s future operations are highly dependent on a combination of factors, including (i) the successful commercial launch and market acceptance of the PreTRM test; (ii) the success of clinical trials and other research and development programs; (iii) the development of competitive products by other biotechnology and laboratory companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its intellectual property, technology, and products; and, ultimately (vi) the timely and successful completion of any additional financing.
The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering (“IPO”), which was completed in July 2021. See Note 10—Capital Structure for additional details about the IPO. As of December 31, 2022, the Company had aggregate cash, cash equivalents, and available-for-sale securities of approximately $104.0 million. See Note 3—Cash, Cash Equivalents and Marketable Securities.
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

Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates.
The Company’s financial statements as of and for the year ended December 31, 2022 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates, and the COVID-19 pandemic. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments, and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
Cash and cash equivalents
The Company considers all highly liquid financial instruments with maturities of 90 days or less at the date of purchase to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value. As of December 31, 2022 and 2021, cash and cash equivalents consisted of cash, money market funds, and commercial paper. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company has classified its marketable securities, all of which are debt securities, as available-for-sale securities. These securities are carried at estimated fair value with any unrealized gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method.
A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to other income, net. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the Company, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains bank deposits in accounts at federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institution holding its cash to the extent recorded in the balance sheet. The Company has not experienced any losses on its deposits of cash. The Company’s cash equivalents consist of money market funds and investment grade commercial paper. Marketable securities consist of investments in U.S. government securities, U.S. federal agency securities, investment grade commercial paper, and investment grade corporate securities. The Company’s investment portfolio in corporate debt securities is highly liquid and diversified among individual issuers. The Company did not experience any credit losses related to its investment portfolio for the years ended December 31, 2022 and 2021.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. The Company capitalizes third-party and relevant internal personnel costs incurred in the application development stage to design and implement the software used for its Laboratory Information Management System (“LIMS”).
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
Amortization expense of assets acquired through finance leases is included in depreciation and amortization expense in the accompanying statements of operations and comprehensive loss. Costs of repairs and maintenance that do not extend the useful life or improve the related assets are expensed as incurred. Costs of major replacements or improvements are capitalized. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.
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
The adoption of Topic 842 resulted in a right-of-use asset of $0.5 million related to the Company’s operating lease being recognized in other assets on the balance sheets as of January 1, 2022. A corresponding lease liability of $0.6 million related to the Company’s operating lease was recognized in accrued and other liabilities on the balance sheets as of January 1, 2022. In addition, at January 1, 2022, approximately $0.1 million of lease-related liabilities were removed from deferred rent, current portion as a reduction to the initial operating lease right-of-use asset.
As a result of adopting Topic 842, leases classified as capital leases under ASC 840 are now called finance leases. Accordingly, the balance sheet items formerly captioned “Capital lease obligation, current portion” and “Capital lease obligation, net of current portion” will now be captioned “Finance lease obligation, current portion” and “Finance lease obligation, net of current portion”, respectively, beginning in the current period. Amounts in these balance sheet items were capital leases under ASC 840 in periods ending prior to January 1, 2022, while amounts in these balance sheet items are finance leases under ASC 842 in periods ending subsequent to January 1, 2022. The Company’s finance lease right-of-use asset and liability balances were not materially affected by the adoption of Topic 842.
Deferred Revenue
The Company recognizes deferred revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Deferred revenue is recognized when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before the Company transfers the good or service to the customer. The Company’s deferred revenue balance as of December 31, 2022 and 2021 relates to certain contractual minimum payments received by the Company as part of its commercial collaboration agreements. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to customers pursuant to its commercial collaboration agreements.
Revenue Recognition
Revenue is generated from the sale of PreTRM tests. The Company recognizes revenue based on accounting standards applied to determine the measurement of revenue and timing of when it is recognized. The Company applies the following five-step approach as set forth under ASC 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company applies the five-step model when it is probable that the Company will collect the consideration it is entitled to in exchange for fulfilling its performance obligation. The Company recognizes revenue upon delivery of test results, which it considers to be the only performance obligation, and allocates all of the transaction price to this performance obligation.

In determining the transaction price, which is an estimate of the amount of variable consideration expected to be received, the Company uses the expected value method under ASC 606. The Company considers all reasonably available information to identify various possible consideration amounts and considers the probability of the variable consideration for each scenario. The Company’s estimate of transaction price does not include any estimated amount of variable consideration that is constrained.
Significant judgments are required in determining the estimates for each transaction. These estimates include many assumptions, any of which, if incorrect, could result in significant differences between the estimated price and the amount ultimately collected for any given transaction. The Company applies this method consistently to portfolios of similar contracts when estimating the effect of any uncertainty on the amount of variable consideration to which it will be entitled. In the aggregate, across the numerous transactions within each portfolio, these differences can lead to material variances between estimated and actual revenue in any given period.
The estimate of revenue is necessarily founded on assumptions of payer behavior such as changes in payer mix, payer collections, current customer contractual requirements, and experience with ultimate collection from third-party payers and patients. Each of these aspects of payer behavior (and various others) can change significantly from quarter to quarter, and the Company currently has limited experience with historical payment patterns. Each of these contributes to the potential variability between estimated transaction price and actual consideration received as discussed above, which is expected to be more pronounced early in the process of commercializing a diagnostic test.
In the face of the estimation challenges noted above, the Company makes its best efforts to continually refine its estimates of expected consideration as the Company gains additional experience with collections and historical payment patterns. Accordingly, the Company may update its estimate of the amount of revenue to be recognized for previously delivered tests.
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
The fair value of the Company’s Class A common stock is determined by using the closing price per share of the Company’s Class A common stock as reported on Nasdaq. The Company uses the simplified calculation of expected life since the Company does not have sufficient historical exercise data to estimate the expected term. Volatility is based on an average of the historical volatility of the Company’s common stock and the volatilities of the common stock of select comparable publicly-traded entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Forfeitures are estimated at the time of grant based on the Company’s historical experience and are adjusted as necessary. The fair value of equity awards is recognized as compensation cost on a straight-line basis by the Company over the employee’s requisite service period (vesting period). All stock-based compensation costs are classified in the statements of operations and comprehensive loss based upon the underlying employee’s role within the Company.
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
Retirement Savings Plan
The Company sponsors a 401(k) plan that covers all of the Company’s eligible employees. The plan allows employees to make contributions up to a specified percentage of their compensation, subject to statutory limitations. Beginning in the year ended December 31, 2022, the Company transitioned to a safe harbor 401(k) plan. The Company makes safe harbor matching contributions equal to 100% of the first 3% of a plan participant’s eligible compensation, plus 50% of the next 2% of a plan participant’s eligible compensation. The Company may also make an additional discretionary match or profit sharing contribution to the plan. The Company recorded expense related to its 401(k) plan of $0.6 million for the year ended December 31, 2022. The Company did not provide a match for the year ended December 31, 2021.
Segments
The Company operates as one operating segment, which is developing and commercializing its medical diagnostic products. The Company’s chief operating decision maker, its chief executive officer, reviews financial information on an aggregate basis for making decisions regarding resource allocation and assessing performance.
Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. For the years ended December 31, 2022 and 2021, comprehensive loss includes unrealized losses on the Company’s available-for-sale debt securities.

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
The Company has two classes of common stock and calculates net loss per share using the two-class method. The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting and conversion. The undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the years ended December 31, 2022 and 2021.
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

3. Cash, Cash Equivalents and Marketable Securities
The Company has classified its marketable securities as available-for-sale. The Company’s cash, cash equivalents and marketable securities by major security type as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$913	$—	$—	$913
Money market funds	2,618	—	—	2,618
Commercial paper	26,356	—	(9)	26,347
Total cash and cash equivalents	29,887	—	(9)	29,878
Current marketable securities:
Commercial paper	15,219	2	(66)	15,155
Corporate debt securities	507	—	(5)	502
U.S. federal agency securities	28,964	—	(364)	28,600
U.S. government securities	8,702	—	(133)	8,569
Total current marketable securities	53,392	2	(568)	52,826
Long-term marketable securities:
U.S. federal agency securities	9,810	—	(199)	9,611
U.S. government securities	10,770	—	(208)	10,562
Corporate debt securities	1,156	—	—	1,156
Total long-term marketable securities	21,736	—	(407)	21,329
Total cash, cash equivalents and marketable securities	$105,015	$2	$(984)	$104,033

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$70	$—	$—	$70
Money market funds	4,021	—	—	4,021
Commercial paper	54,843	—	(2)	54,841
Total cash and cash equivalents	58,934	—	(2)	58,932
Current marketable securities:
Commercial paper	39,696	—	(24)	39,672
Corporate debt securities	6,515	—	(4)	6,511
Total current marketable securities	46,211	—	(28)	46,183
Long-term marketable securities:
U.S. federal agency securities	25,787	—	(112)	25,675
U.S. government securities	8,694	—	(38)	8,656
Corporate debt securities	520	—	(3)	517
Total long-term marketable securities	35,001	—	(153)	34,848
Total cash, cash equivalents and marketable securities	$140,146	$—	$(183)	$139,963

The following table summarizes the Company’s available-for-sale debt securities and cash equivalents with unrealized losses as of December 31, 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$40,063	$(75)	$—	$—	$40,063	$(75)
Corporate debt securities	1,156	—	502	(5)	1,658	(5)
U.S. federal agency securities	12,869	(228)	25,342	(335)	38,211	(563)
U.S. government securities	10,562	(208)	8,569	(133)	19,131	(341)
Total	$64,650	$(511)	$34,413	$(473)	$99,063	$(984)
The Company determined that no available-for-sale securities were other-than-temporarily impaired as of December 31, 2022 and 2021. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The Company’s marketable securities classified by contractual maturities as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$53,392	$52,826
Due after one year through five years	21,736	21,329
Total	$75,128	$74,155
4. Property and Equipment
The following table presents the components of property and equipment, net, as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$5,914	$5,033
Computer equipment	1,230	1,212
Leasehold improvements	710	710
Software	1,141	465
Furniture and fixtures	320	320
Total property and equipment	9,315	7,740
Less accumulated depreciation and amortization	(6,256)	(5,967)
Property and equipment, net	$3,059	$1,773
Depreciation and amortization expense was $0.8 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

5. Accrued and Other Current Liabilities
The following table presents the components of accrued and other current liabilities as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Accrued compensation	$2,290	$2,498
Accrued vacation	430	460
Accrued 401(k) matching contributions	568	—
Operating lease liability, current portion	519	—
Other current liabilities	637	927
Total accrued and other current liabilities	$4,444	$3,885
6. Other Income, net
The following table presents the components of other income, net, for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Interest income	$456	$145
Investment income (loss), net	1,071	(28)
Fair value remeasurements	—	(15)
Gain on extinguishment of PPP loan	—	1,050
Other gains (losses), net	—	(20)
Other income, net	$1,527	$1,132
7. Loans and Convertible Promissory Notes
Bank Loan
In 2014, through a loan and security agreement with a bank, the Company obtained a term loan for $10.0 million. In March 2021, the Company repaid the outstanding principal of $2.0 million, accrued interest of $6 thousand, and the Final Payment Fee (as defined in that loan and security agreement) of $0.1 million related to this loan.
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
The conversion feature of the Note met the requirements for separate accounting and was recognized as a liability at the measurement date fair value of $2.4 million, subject to remeasurement to fair value, with any changes in estimated fair value recognized as a component of other income, net. A corresponding discount, which reduced the carrying value of the Note, was also recorded. The unamortized discount was written off in proportion to the partial conversion, with the remaining discount accreted to interest expense until maturity. The Company recognized additional interest expense of $0.1 million from accretion of the discount during the year ended December 31, 2021.

On March 24, 2021, the Company repaid the outstanding principal of $4.5 million and accrued interest of $1.1 million related to the Note.
Paycheck Protection Loan
In April 2020, the Company obtained a $1.1 million loan through a bank under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended. The loan’s purpose was to maintain payroll and make rent and utilities payments as specified under the terms of the PPP. Under the PPP, borrowers may apply for loan forgiveness if the funds are used for payroll costs, mortgage interest, rent, and utilities payments over a specified term following receipt of the loan funds. During the term of the agreement, the Company utilized the loan funds for forgivable purposes and applied for forgiveness. In June 2021, the outstanding $1.1 million PPP loan was forgiven and removed from the Company’s balance sheet. As a result of the forgiveness of the PPP loan, a $1.1 million gain on extinguishment was recorded in other income, net for the year ended December 31, 2021.
8. Fair Value Measurements
As of December 31, 2022 and 2021, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.
Money market funds are highly liquid investments and are actively traded. The pricing information on money market funds is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.
U.S. government agency bonds, U.S. government bonds, commercial paper, and corporate debt securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date.
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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of December 31, 2022:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,618	$—	$—
Commercial paper	—	26,347	—
Marketable securities:
Commercial paper	—	15,155	—
Corporate debt securities	—	1,658	—
U.S. federal agency securities	—	38,211	—
U.S. government securities	—	19,131	—
Total assets	$2,618	$100,502	$—
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
9. Related Party Transactions
In June 2019, the Company entered into a master services agreement with Carelon Research (formerly known as Healthcore, Inc.), a wholly-owned subsidiary of Elevance Health, Inc. (formerly known as Anthem, Inc., “Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $2.2 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. The Company recognized revenues related to this agreement of $100 thousand and $56 thousand for the years ended December 31, 2022 and 2021, respectively.
In February 2021, the Company entered into a commercial collaboration agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health will purchase a certain minimum number of tests for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $3.1 million during the year ended December 31, 2022, which amount related to the minimum payments for the year ended December 31, 2021. As of December 31, 2022, the Company recorded $6.0 million in other receivables related to the minimum payments for the year ended December 31, 2022, which was received in January 2023. Such minimum payments are initially recorded as deferred revenue. Deferred revenue is recognized as revenue when the Company delivers

PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. The Company also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health.
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
The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the years ended December 31, 2022 and 2021.
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
The Company is authorized to issue up to 150,000,000 shares of Class A common stock, par value $0.0001 per share and 1,500,000 shares of Class B common stock, par value $0.0001 per share. There were 29,612,687 and 29,368,867 shares of Class A common stock issued and outstanding at December 31, 2022 and 2021, respectively. There were 1,405,259 shares of Class B common stock issued and outstanding at December 31, 2022 and 2021.
The following shares of Class A common stock were reserved for future issuance:

	December 31,
	2022	2021
Warrants to purchase Class A common stock	2,775,978	2,788,484
Options to purchase Class A common stock	8,428,441	6,287,126
Class A common stock available for future grants under the 2021 Equity Incentive Plan	1,926,356	3,136,737
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	598,777	305,089
Total	13,729,552	12,517,436
Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.0001 per share. There were no preferred shares outstanding at December 31, 2022 and 2021.

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
The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors and consultants of the Company. Options generally vest over a four-year period and generally expire ten years from the date of grant. Options are exercisable only to the extent vested. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of December 31, 2022, there were 1,926,356 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of December 31, 2022, no shares had been granted under the 2021 ESPP and there were 598,777 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.
Stock Options
Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding — December 31, 2021	6,287,126	$4.36	7.8	$20,095
Granted	3,327,510	3.17
Expired	(16,354)	0.73
Cancelled	(926,021)	7.38
Exercised	(243,820)	1.27
Outstanding — December 31, 2022	8,428,441	$3.65	7.7	$115
Vested and expected to vest at December 31, 2022	8,098,111	$3.62	7.6	$115
Vested and exercisable at December 31, 2022	4,453,186	$3.12	6.7	$110
The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $1.92 and $5.64 per share, respectively. The total aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0.5 million and $3.3 million, respectively. The total fair value of options vested for the years ended December 31, 2022 and 2021 was $5.8 million and $2.2 million, respectively.

The fair values calculated using the Black-Scholes option pricing model were estimated on each grant date using the following assumptions:

Year Ended December 31,
	2022	2021
Expected volatility	63.7% - 69.1%	59.5% - 67.1%
Risk-free interest rate	1.7% - 4.3%	0.8% - 1.6%
Expected term (in years)	5.3 - 7.0	5.1 - 10.0
Expected dividend yield	—%	—%
The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expense	$1,671	$1,046
Sales and marketing expense	590	657
General and administrative expense	2,794	1,427
Total employee stock-based compensation	$5,055	$3,130
At December 31, 2022, there was $9.9 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.4 years.
12. Warrants
Warrants to purchase Class A common stock
All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	December 31, 2022	December 31, 2021
$5.20	3,473	15,979
9.03	1,032,404	1,032,404
10.84	1,009,795	1,009,795
12.38	8,083	8,083
20.77	722,223	722,223
	2,775,978	2,788,484
During the year ended December 31, 2022, 12,506 common stock warrants expired unexercised.
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

The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of December 31, 2022 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	December 31, 2022
Right-of-use assets:
Operating leases	Other assets	$1,707
Finance leases	Property and equipment, net	1,317
Total right-of-use assets		$3,024

Lease liabilities:
Operating leases	Accrued and other current liabilities	$519
	Operating lease obligation, net of current portion	1,222
Finance leases	Finance lease obligation, current portion	464
	Finance lease obligation, net of current portion	626
Total lease liabilities		$2,831
Lease costs and other information consisted of the following (in thousands, except terms and rates):

Year Ended December 31, 2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$280
Interest on lease liabilities	61
Operating lease cost	504
Total lease cost	$845

Other information
Finance leases:
Operating cash outflows	$48
Financing cash outflows	$303
Right-of-use assets obtained in exchange for lease liabilities	$1,253
Weighted-average remaining lease term (in years)	2.3
Weighted-average discount rate	6.4%
Operating leases:
Operating cash outflows	$609
Right-of-use assets obtained in exchange for lease liabilities	$2,169
Weighted-average remaining lease term (in years)	3.0
Weighted-average discount rate	7.5%

Future minimum lease payments for the Company’s leases as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023	$628	$518	$1,146
2024	646	462	1,108
2025	666	191	857
2026 and thereafter	—	—	—
Total minimum lease payments	1,940	1,171	3,111
Less: imputed interest	(199)	(81)	(280)
Present value of future lease payments	1,741	1,090	2,831
Less: current portion	519	464	983
Long-term portion	$1,222	$626	$1,848
Operating Leases
The Company leases a total of approximately 24,300 square feet of office and laboratory space under a single non-cancelable operating lease (the “Office Lease”). In October 2022, the Office Lease was amended to extend the term of the lease an additional three years to expire on December 31, 2025, and to provide the Company with an early termination right which termination would occur under certain circumstances, as provided in the amended Office Lease, after July 1, 2024 if exercised. The Company is not currently reasonably certain it will exercise the termination right. The rate in the Company’s operating lease is not readily determinable. As such, the Company uses its incremental borrowing rate to calculate the present value of its operating lease liabilities.
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
Indemnification
The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2022 and 2021. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
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

14. Income Taxes
The Company has not recorded any income tax expense for the years ended December 31, 2022 and 2021 due to its history of operating losses.
The provision for income taxes includes the following components for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
Total current benefit (provision)	$—	$—
Deferred:
Federal	$9,400	$8,049
State	1,951	1,239
Change in valuation allowance	(11,351)	(9,288)
Total deferred benefit (provision)	$—	$—
Total income tax benefit (provision)	$—	$—
The benefit (provision) for income taxes differs from the amount computed at federal statutory rates as follows (in thousands):

	Year Ended December 31,
	2022		2021
Computed Federal income tax benefit (expense) at the statutory rate	$9,278	21.00%	$7,351	21.00%
R&D credits	566	1.28%	440	1.26%
Equity-based expenses	(325)	(0.74)%	187	0.53%
State income taxes, net of federal benefit	1,771	4.01%	998	2.85%
State net operating loss carryforward true up	(8)	(0.02)%	(72)	(0.21)%
Change in statutory rates	78	0.18%	(16)	(0.05)%
PPP loan forgiveness	—	—%	221	0.63%
Other	(9)	(0.02)%	179	0.51%
Valuation allowance	(11,351)	(25.69)%	(9,288)	(26.52)%
Income tax benefit (provision)	$—	—%	$—	—%

Significant components of the Company’s net deferred income tax assets (liabilities) are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$46,674	$39,423
R&D credits	3,038	2,472
R&E expenses	2,644	—
Accruals and reserves	635	621
Equity-based compensation	1,496	628
Depreciation and amortization	5	5
Lease liability	438	—
Other	3	4
Total deferred tax asset before allowance	54,933	43,153
Less: valuation allowance	(54,504)	(43,153)
Total deferred tax asset	429	—
Deferred tax liabilities:
Right-of-use asset	(429)	—
Net deferred tax assets	$—	$—
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
On the basis of this evaluation, a full valuation allowance of $54.5 million and $43.2 million has been recorded as of December 31, 2022 and 2021, respectively, as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $11.4 million and $9.3 million for the years ended December 31, 2022 and 2021, respectively, and there is no tax benefit presented in the accompanying financial statements.
The Company is subject to minimum taxes in several of the state jurisdictions where it files income tax returns. The amounts paid are immaterial and not presented above as a component of the current state tax provision.
As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of approximately $187.9 million and $120.5 million, respectively. Of the federal amount, $117.6 million can be carried forward indefinitely, while the remainder begins to expire after 2028, if not utilized. The state amounts begin to expire at various dates after 2023.
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
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities, based on technical merits. The reversal of the uncertain tax positions would not affect the Company’s effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets. As of December 31, 2022 and 2021, the Company did not record any material interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods. The

Company does not expect a significant increase or decrease in its uncertain tax positions within the next 12 months. A reconciliation of the beginning and ending amount of uncertain tax positions (in thousands):

	Year Ended December 31,
	2022	2021
Balance at the beginning of the year	$1,648	$1,354
Gross increases—prior period	—	—
Gross increases—current period	377	294
Balance at the end of the year	$2,025	$1,648
15. Net loss per share
The Company calculates net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the years ended December 31, 2022 and 2021, the Company reported net losses and as such, basic and diluted net loss per share are the same.
As the liquidation and dividend rights are identical for Class A and Class B common shares, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the years ended December 31, 2022 and 2021.
The following table sets forth the computation of basic and diluted net loss per share of Class A and Class B common stock for the years ended December 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Net loss	$(42,179)	$(2,007)	$(33,518)	$(1,491)
Weighted average common stock outstanding, basic and diluted	29,538,167	1,405,259	14,364,040	639,104
Net loss per share — basic and diluted	$(1.43)	$(1.43)	$(2.33)	$(2.33)
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	December 31,
	2022	2021
Warrants to purchase Class A common stock	2,775,978	2,788,484
Options to purchase Class A common stock	8,428,441	6,287,126
Total	11,204,419	9,075,610
16. Subsequent Events
On February 16, 2023, the Company entered into an amendment (the “Amendment”) to that certain Side Letter, dated as of April 29, 2021, with Baker Bros. Advisors LP and certain affiliates of Baker Bros. Advisors LP (“Baker Bros. Investors”). Pursuant to the Amendment, the Baker Bros. Investors’ right to nominate one director (the “Investors Designee”) to the Company’s board of directors (the “Board”) was amended such that in order to exercise the right (the “Nomination Right”), among other conditions, the Baker Bros. Investors must beneficially own shares or other equity securities of the Company representing at least 9.9% of the then-outstanding total voting power of the Company. This percentage was increased from 4.0% in the original Side Letter.

The Amendment also provides for an adjustment to the Nomination Right such that, except for those rights common to all Company shareholders, the Baker Bros. Investors will have no further Nomination Right if the Investors Designee is elected to the Board, until such Investors Designee is no longer serving as a director on the Board, at which time the Baker Bros. Investors shall again have the right to nominate a new Investors Designee.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our principal executive officer and principal financial officer have concluded that the impact of the COVID-19 pandemic and other macroeconomic factors did not impact our ability to maintain our disclosure controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” and “Corporate Code of Conduct and Ethics” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 in connection with the solicitation of proxies for our 2023 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as part of this report
(1) Financial Statements
See “Index to Financial Statements” at Item 8 to this Annual Report on Form 10-K.
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

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed July 8, 2021).
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

10.7†
Side Letter with Baker Bros. Advisors LP, dated as of April 29, 2021, by and between Baker Bros. Advisors LP and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.8*†	Amendment No. 1, dated February 16, 2023, to Side Letter with Baker Bros. Advisors LP, dated as of April 29, 2021, by and between Baker Bros. Advisors LP and the Registrant.
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

10.11+
Consulting Agreement by and between the Registrant and Douglas Fisher, dated January 10, 2022 (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

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

10.15+
Amendment to Employment Agreement by and between the Registrant and Benjamin Jackson, dated May 20, 2021 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.16+
Employment Agreement by and between the Registrant and Paul Kearney, dated October 1, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 9, 2021).

10.17+
Employment Agreement by and between the Registrant and Michael Foley, dated January 3, 2022 (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.18+
Amendment to Employment Agreement by and between the Registrant and Michael Foley, dated December 30, 2021 (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.19+
Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated March 30, 2021 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.20+
Amendment to Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated May 20, 2021 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.21
Lease Agreement, effective as of August 1, 2017, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.22
First Amendment to Lease, effective as of June 7, 2021, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.23
Second Amendment to Lease, effective October 10, 2022, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 9, 2022).

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

SERA PROGNOSTICS, INC.

Date: March 22, 2023	/s/ Gregory C. Critchfield, M.D., M.S.
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

Name	Title	Date

/s/ Gregory C. Critchfield, M.D., M.S.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 22, 2023
Gregory C. Critchfield, M.D., M.S.

/s/ Jay Moyes	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 22, 2023
Jay Moyes

/s/ Joshua Phillips	Director	March 22, 2023
Joshua Phillips

/s/ Mansoor Raza Mirza, M.D.	Director	March 22, 2023
Mansoor Raza Mirza, M.D.

/s/ Ryan Trimble	Director	March 22, 2023
Ryan Trimble

/s/ Kim Kamdar, Ph.D.	Director	March 22, 2023
Kim Kamdar, Ph.D.

/s/ Marcus Wilson, Pharm.D.	Director	March 22, 2023
Marcus Wilson, Pharm.D.

/s/ Zhenya Lindgardt	Director	March 22, 2023
Zhenya Lindgardt

/s/ Sandra A.J. Lawrence	Director	March 22, 2023
Sandra A.J. Lawrence

/s/ Jane F. Barlow, M.D.	Director	March 22, 2023
Jane F. Barlow, M.D.