Form 10-Q
period 2023-03-31
SERA PROGNOSTICS, INC.
filed 2023-05-10
CIK 1534969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, the registrant had 29,646,843 and 1,405,259 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

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
•the impact of our PreTRM test, including the results of any studies of the test, on the field of bioinformatics and proteomics and the size and growth of the addressable bioinformatics and proteomics market;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SERA PROGNOSTICS, INC.
Condensed Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$27,201	$29,878
Marketable securities	43,587	52,826
Accounts receivable	120	113
Other receivables	—	6,000
Prepaid expenses and other current assets	1,202	1,308
Total current assets	72,110	90,125
Property and equipment, net	2,907	3,059
Long-term marketable securities	28,917	21,329
Other assets	1,676	1,816
Total assets	$105,610	$116,329
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,590	$1,548
Accrued and other current liabilities	2,692	4,444
Finance lease obligation, current portion	451	464
Deferred revenue	9,067	9,082
Total current liabilities	13,800	15,538
Finance lease obligation, net of current portion	519	626
Operating lease obligation, net of current portion	1,081	1,222
Total liabilities	15,400	17,386
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 29,616,781 and 29,612,687 Class A shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; 1,500,000 Class B shares authorized; 1,405,259 Class B shares issued and outstanding as of March 31, 2023 and December 31, 2022.	3	3
Additional paid-in capital	311,883	310,575
Accumulated other comprehensive loss	(457)	(981)
Accumulated deficit	(221,219)	(210,654)
Total stockholders' equity	90,210	98,943
Total liabilities and stockholders' equity	$105,610	$116,329
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$100	$38
Operating expenses:
Cost of revenue	62	20
Research and development	4,103	3,322
Selling and marketing	2,818	4,458
General and administrative	4,446	4,538
Total operating expenses	11,429	12,338
Loss from operations	(11,329)	(12,300)
Interest expense	(16)	(4)
Other income, net	780	96
Net loss	$(10,565)	$(12,208)
Net loss per share, basic and diluted	$(0.34)	$(0.40)
Weighted-average shares outstanding, basic and diluted	31,019,311	30,801,579
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale debt securities	$524	$(473)
Total other comprehensive gain (loss)	524	(473)
Comprehensive loss	$(10,041)	$(12,681)
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	31,017,946	$3	$310,575	$(981)	$(210,654)	$98,943
Issuance of common stock upon exercise of stock options	4,094	—	4	—	—	4
Stock-based compensation expense	—	—	1,304	—	—	1,304
Other comprehensive gain	—	—	—	524	—	524
Net loss	—	—	—	—	(10,565)	(10,565)
Balance as of March 31, 2023	31,022,040	$3	$311,883	$(457)	$(221,219)	$90,210

	Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	30,774,126	$3	$305,212	$(183)	$(166,468)	$138,564
Issuance of common stock upon exercise of stock options	123,467	—	98	—	—	98
Stock-based compensation expense	—	—	1,222	—	—	1,222
Other comprehensive loss	—	—	—	(473)	—	(473)
Net loss	—	—	—	—	(12,208)	(12,208)
Balance as of March 31, 2022	30,897,593	$3	$306,532	$(656)	$(178,676)	$127,203
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(10,565)	$(12,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237	165
Stock-based compensation	1,304	1,222
Non-cash lease expense	128	111
Non-cash interest expense	—	2
Other	(184)	36
Changes in operating assets and liabilities:
Accounts receivable	(7)	(12)
Other receivables	6,000	3,116
Prepaid expenses and other assets	118	209
Accounts payable	(5)	(252)
Accrued and other current liabilities	(1,893)	(1,942)
Deferred revenue	(14)	(4)
Net cash used in operating activities	(4,881)	(9,557)
Cash flows from investing activities
Purchases of marketable securities	(14,735)	(6,614)
Proceeds from maturities and sales of marketable securities	17,094	21,252
Purchases of property and equipment	(39)	(7)
Proceeds from disposal of property and equipment	—	3
Net cash provided by investing activities	2,320	14,634
Cash flows from financing activities
Proceeds from exercise of stock options	4	89
Finance lease principal payments	(120)	(18)
Net cash (used in) provided by financing activities	(116)	71
Net (decrease) increase in cash and cash equivalents	(2,677)	5,148
Cash and cash equivalents at beginning of period	29,878	58,932
Cash and cash equivalents at end of period	$27,201	$64,080
Supplemental disclosure of cash flow information
Cash paid for interest	$16	$2
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accruals	$47	$—
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
The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $221.2 million as of March 31, 2023. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s commercialization activities for the PreTRM test, and to support additional clinical and preclinical trials and anticipated research and development activities. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its diagnostic products and could be required to delay, scale back, or abandon some or all of its development programs and other operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and may be dilutive to current stockholders, and any debt financing, if available, may involve restrictive covenants and dilutive financing instruments. The Company’s future operations are highly dependent on a combination of factors, including (i) the successful commercial launch and market acceptance of the PreTRM test; (ii) the success of clinical trials and other research and development programs; (iii) the development of competitive products by other biotechnology and laboratory companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its intellectual property, technology, and products; and, ultimately (vi) the timely and successful completion of any additional financing.
The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering (“IPO”), which was completed in July 2021. As of March 31, 2023, the Company had aggregate cash, cash equivalents, and available-for-sale securities of $99.7 million. See Note 3—Cash, Cash Equivalents and Marketable Securities.
The Company believes that its existing financial resources are sufficient to continue operating activities at least 12 months from the issuance date of these unaudited condensed financial statements.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other period.
There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2023, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023.
Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).
Certain prior period amounts have been reclassified to conform with the current period’s presentation. The reclassifications did not have a significant impact on the condensed financial statements.
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
The Company’s financial statements as of and for the three months ended March 31, 2023 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates, and the COVID-19 pandemic. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

3. Cash, Cash Equivalents and Marketable Securities
The Company has classified its marketable securities as available-for-sale. The Company’s cash, cash equivalents and marketable securities by major security type as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$200	$—	$—	$200
Money market funds	368	—	—	368
Commercial paper	25,743	—	(5)	25,738
U.S. federal agency securities	895	—	—	895
Total cash and cash equivalents	27,206	—	(5)	27,201
Current marketable securities:
Commercial paper	11,125	—	(33)	11,092
U.S. federal agency securities	26,102	—	(210)	25,892
U.S. government securities	6,678	—	(75)	6,603
Total current marketable securities	43,905	—	(318)	43,587
Long-term marketable securities:
U.S. federal agency securities	17,236	50	(65)	17,221
U.S. government securities	10,646	5	(131)	10,520
Corporate debt securities	1,169	7	—	1,176
Total long-term marketable securities	29,051	62	(196)	28,917
Total cash, cash equivalents and marketable securities	$100,162	$62	$(519)	$99,705

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$913	$—	$—	$913
Money market funds	2,618	—	—	2,618
Commercial paper	26,356	—	(9)	26,347
Total cash and cash equivalents	29,887	—	(9)	29,878
Current marketable securities:
Commercial paper	15,219	2	(66)	15,155
Corporate debt securities	507	—	(5)	502
U.S. federal agency securities	28,964	—	(364)	28,600
U.S. government securities	8,702	—	(133)	8,569
Total current marketable securities	53,392	2	(568)	52,826
Long-term marketable securities:
U.S. federal agency securities	9,810	—	(199)	9,611
U.S. government securities	10,770	—	(208)	10,562
Corporate debt securities	1,156	—	—	1,156
Total long-term marketable securities	21,736	—	(407)	21,329
Total cash, cash equivalents and marketable securities	$105,015	$2	$(984)	$104,033

The following tables summarize the Company’s available-for-sale debt securities and cash equivalents with unrealized losses as of March 31, 2023 and December 31, 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$32,187	$(38)	$—	$—	$32,187	$(38)
U.S. federal agency securities	11,898	(179)	17,946	(96)	29,844	(275)
U.S. government securities	10,670	(156)	4,652	(50)	15,322	(206)
Total	$54,755	$(373)	$22,598	$(146)	$77,353	$(519)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$40,063	$(75)	$—	$—	$40,063	$(75)
Corporate debt securities	1,156	—	502	(5)	1,658	(5)
U.S. federal agency securities	12,869	(228)	25,342	(335)	38,211	(563)
U.S. government securities	10,562	(208)	8,569	(133)	19,131	(341)
Total	$64,650	$(511)	$34,413	$(473)	$99,063	$(984)
As of March 31, 2023 and December 31, 2022, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The Company’s marketable securities classified by contractual maturities as of March 31, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$43,905	$43,587
Due after one year through five years	29,051	28,917
Total	$72,956	$72,504

4. Property and Equipment
The following table presents the components of property and equipment, net, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$5,990	$5,914
Computer equipment	1,239	1,230
Leasehold improvements	710	710
Software	1,141	1,141
Furniture and fixtures	320	320
Total property and equipment	9,400	9,315
Less accumulated depreciation and amortization	(6,493)	(6,256)
Property and equipment, net	$2,907	$3,059
Depreciation and amortization expense was $0.2 million for each of the three months ended March 31, 2023 and 2022.
5. Accrued and Other Current Liabilities
The following table presents the components of accrued and other current liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$744	$2,290
Accrued vacation	590	430
Accrued 401(k) matching contributions	170	568
Operating lease liability, current portion	533	519
Other current liabilities	655	637
Total accrued and other current liabilities	$2,692	$4,444
6. Other Income, net
The following table presents the components of other income, net, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$257	$78
Investment income, net	523	18
Other income, net	$780	$96
7. Fair Value Measurements
As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.

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
The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of March 31, 2023:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$368	$—	$—
Commercial paper	—	25,738	—
U.S. federal agency securities	—	895	—
Marketable securities:
Commercial paper	—	11,092	—
Corporate debt securities	—	1,176	—
U.S. federal agency securities	—	43,113	—
U.S. government securities	—	17,123	—
Total assets	$368	$99,137	$—

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
8. Related Party Transactions
In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.8 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. The Company recognized revenues related to this agreement of $21 thousand and $19 thousand for the three months ended March 31, 2023 and 2022, respectively.
In February 2021, the Company entered into a commercial collaboration agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health agreed to purchase a certain minimum number of tests for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $6.0 million during the three months ended March 31, 2023, which amount related to the minimum payments for the year ended December 31, 2022. Such minimum payments were initially recorded as deferred revenue. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. The Company also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health.
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
The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three months ended March 31, 2023 and 2022.

9. Capital Structure
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
The following shares of Class A common stock were reserved for future issuance:

	March 31, 2023	December 31, 2022
Warrants to purchase Class A common stock	2,775,978	2,775,978
Options to purchase Class A common stock	8,875,249	8,428,441
Restricted stock units outstanding	347,436	—
Class A common stock available for future grants under the 2021 Equity Incentive Plan	2,312,525	1,926,356
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	894,903	598,777
Total	15,206,091	13,729,552
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
The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors, and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over a four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of March 31, 2023, there were 2,312,525 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of March 31, 2023, there were 894,903 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options
Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding — December 31, 2022	8,428,441	$3.65	7.7	$115
Granted	612,276	3.79
Expired	—	—
Cancelled	(161,374)	6.82
Exercised	(4,094)	0.83
Outstanding — March 31, 2023	8,875,249	$3.61	7.6	$9,755
Vested and expected to vest at March 31, 2023	8,497,717	$3.57	7.6	$9,630
Vested and exercisable at March 31, 2023	4,890,492	$3.02	6.7	$7,562
RSUs
The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2022	—	$—
Granted	347,824	3.79
Forfeited	(388)	3.80
Vested	—	—
Outstanding — March 31, 2023	347,436	$3.79
Stock-Based Compensation Expense
The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expense	$349	$383
Sales and marketing expense	184	313
General and administrative expense	771	526
Total employee stock-based compensation	$1,304	$1,222

The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of March 31, 2023 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$10,071	2.4
RSUs	1,013	3.9
Total unrecognized stock-based compensation expense	$11,084
11. Warrants
All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	March 31, 2023	December 31, 2022
$5.20	3,473	3,473
9.03	1,032,404	1,032,404
10.84	1,009,795	1,009,795
12.38	8,083	8,083
20.77	722,223	722,223
	2,775,978	2,775,978
12. Commitments and Contingencies
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
The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of March 31, 2023 and December 31, 2022 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	March 31, 2023	December 31, 2022
Right-of-use assets:
Operating leases	Other assets	$1,579	$1,707
Finance leases	Property and equipment, net	1,234	1,317
Total right-of-use assets		$2,813	$3,024

Lease liabilities:
Operating leases	Accrued and other current liabilities	$533	$519
	Operating lease obligation, net of current portion	1,081	1,222
Finance leases	Finance lease obligation, current portion	451	464
	Finance lease obligation, net of current portion	519	626
Total lease liabilities		$2,584	$2,831

Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended March 31,
	2023	2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$83	$16
Interest on lease liabilities	16	4
Operating lease cost	159	116
Total lease cost	$258	$136

Other information
Finance leases:
Operating cash outflows	$16	$2
Financing cash outflows	$120	$18
Right-of-use assets obtained in exchange for lease liabilities	$—	$958
Weighted-average remaining lease term (in years)	2.0	2.9
Weighted-average discount rate	6.4%	6.3%
Operating leases:
Operating cash outflows	$157	$151
Right-of-use assets obtained in exchange for lease liabilities	$—	$453
Weighted-average remaining lease term (in years)	2.8	0.8
Weighted-average discount rate	7.5%	4.5%
Future minimum lease payments for the Company’s leases as of March 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023	$471	$382	$853
2024	646	462	1,108
2025	666	191	857
2026 and thereafter	—	—	—
Total minimum lease payments	1,783	1,035	2,818
Less: imputed interest	(169)	(65)	(234)
Present value of future lease payments	1,614	970	2,584
Less: current portion	533	451	984
Long-term portion	$1,081	$519	$1,600
Operating Leases
The Company leases a total of approximately 24,300 square feet of office and laboratory space under a single non-cancelable operating lease with a termination date of December 31, 2025 (as amended, the “Office Lease”). The Office Lease includes an early termination right which termination would occur under certain circumstances, as provided in the amended Office Lease, after July 1, 2024, if exercised. The Company is not currently reasonably certain it will exercise the termination right. The implicit rate provided in the Company’s operating lease is not readily determinable. As such, the Company uses its incremental borrowing rate to calculate the present value of its operating lease liabilities.
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
Indemnification
The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2023 and December 31, 2022. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
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
13. Net loss per share
The Company calculates net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the three months ended March 31, 2023 and 2022, the Company reported net losses and as such, basic and diluted net loss per share are the same.
As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three months ended March 31, 2023 and 2022.
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	March 31,
	2023	2022
Warrants to purchase Class A common stock	2,775,978	2,788,484
Options to purchase Class A common stock	8,875,249	8,016,915
Restricted stock units outstanding	347,436	—
Total	11,998,663	10,805,399

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
Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes conducting clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients. Elevance Health, Inc., or Elevance Health, whose health plans cover more than 10% of U.S. pregnancies annually, agreed to make our PreTRM test available to eligible pregnant members as part of a multi-year contract. Elevance Health is one of the nation’s largest health insurers with greater than 47 million members nationwide. Through this collaboration, a significant number of physicians and patients in the U.S. gain access to early and accurate predictions of preterm birth to enable more informed decision-making during pregnancy. Sera believes that its commercial collaboration with Elevance Health further validates the clinical and economic value of its PreTRM test. We are actively discovering and developing several additional biomarker tests to predict other major conditions of pregnancy, such as preeclampsia, and gestational diabetes, among others, that have the potential to offer significant health benefits to women and their babies.
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
Our operations are located in Salt Lake City, Utah, including a CLIA-certified laboratory. Since our inception, we have devoted the majority of our efforts and resources to performing research and development, acquiring product rights, raising capital, establishing facilities, conducting clinical trials, and establishing commercial operations to market the PreTRM test. During this period, we have incurred annual net losses. We have largely funded our operations with proceeds from the sale and issuance of convertible preferred stock, debt financings, bank loans, and the sale and issuance of Class A common stock in our initial public offering, or IPO, which was completed in July 2021.
We have incurred significant operating losses since inception. Our net losses were $10.6 million and $12.2 million for the three months ended March 31, 2023 and 2022, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development activities.
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
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, and legal costs related to commercial efforts. We expect selling and marketing expenses to decrease in 2023 compared to 2022 as we have taken steps to streamline our sales team and focus our commercial strategy in response to market dynamics. We expect selling and marketing expenses to increase in the long-term as we expand our dedicated sales team to more completely cover U.S. sales channels over time as we enter into contracts with payers and health systems.

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
Interest Expense
Interest expense represents interest incurred on our finance leases.
Other Income, Net
Other income, net consists of interest income and other investment income earned on our cash, cash equivalents, and marketable securities, and other gains and losses.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed financial statements and related notes included elsewhere in this report.
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change

	(in thousands)
	(unaudited)
Revenue	$100	$38	$62
Operating expenses:
Cost of revenue	62	20	42
Research and development	4,103	3,322	781
Selling and marketing	2,818	4,458	(1,640)
General and administrative	4,446	4,538	(92)
Total operating expenses	11,429	12,338	(909)
Loss from operations	(11,329)	(12,300)	971
Interest expense	(16)	(4)	(12)
Other income, net	780	96	684
Net loss	$(10,565)	$(12,208)	$1,643

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$1,830	$1,243	$587
Research and bioinformatics	1,096	1,038	58
Laboratory operations	1,177	1,041	136
Total research and development expenses	$4,103	$3,322	$781
The $0.8 million increase was due to a $0.6 million increase in clinical study costs, a $0.1 million increase in research and bioinformatics expenses, and a $0.1 million increase in laboratory operations costs. The $0.6 million increase in clinical study costs was primarily due to a $0.5 million increase resulting from the increased enrollment and site setup activity in the PRIME study. The $0.1 million increase in research and bioinformatics costs was primarily due to a $0.1 million increase in personnel costs driven by increased average headcount. The $0.1 million increase in laboratory operations costs was primarily due to a $0.1 million increase in depreciation related to additional equipment and capitalized software.
Selling and Marketing Expenses
The $1.6 million decrease was due primarily to decreases of $1.1 million in personnel-related costs driven by decreased average headcount, $0.2 million in travel expenses, $0.2 million in consulting and other professional service fees, and $0.1 million in stock-based compensation expense.
Other Income, Net
The $0.7 million increase in other income, net was due to a $0.5 million increase related primarily to investment income on our marketable securities and a $0.2 million increase in interest income related primarily to our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. As of March 31, 2023, we had aggregate cash, cash equivalents, and available-for-sale securities of $99.7 million, and an accumulated deficit of $221.2 million.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
	(unaudited)
Net cash provided by (used in):
Operating activities	$(4,881)	$(9,557)
Investing activities	2,320	14,634
Financing activities	(116)	71
Net (decrease) increase in cash and cash equivalents	$(2,677)	$5,148
Operating Activities
The net cash used in operating activities during the three months ended March 31, 2023 was primarily due to a net loss of $10.6 million partially offset by non-cash charges of $1.5 million and an increase in operating assets and liabilities of $4.2 million. The net cash used in operating activities during the three months ended March 31, 2022 was primarily due to a net loss of $12.2 million partially offset by non-cash charges of $1.5 million and an increase in operating assets and liabilities of $1.1 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2023 was primarily due to $17.1 million in proceeds from maturities and sales of marketable securities, partially offset by $14.7 million in purchases of marketable securities. Net cash provided by investing activities for the three months ended March 31, 2022 was primarily due to $21.3 million in proceeds from maturities and sales of marketable securities, partially offset by $6.6 million in purchases of marketable securities.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 was due to $0.1 million of finance lease principal payments. Net cash provided by financing activities for the three months ended March 31, 2022 was primarily due to $0.1 million in proceeds from options exercised.
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
Contractual Obligations and Commitments
Our contractual obligations and commitments for the year ended December 31, 2022 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023. No material changes have occurred during the three months ended March 31, 2023.
Critical Accounting Policies, Significant Judgments and Use of Estimates
A summary of our critical accounting policies, significant judgments, and use of estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023. There have been no significant changes in the application of our critical accounting policies, significant judgments and use of estimates during the three months ended March 31, 2023.
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
Recent Accounting Pronouncements
There are no recent accounting pronouncements that we currently expect will have a material impact on our financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.
Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.6 million in the market value of our available-for-sale debt securities as of March 31, 2023. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not believe we will be required to sell the investments before recovery, which may be maturity.
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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Issued patents covering our tests and technology could be found invalid or unenforceable, if challenged.
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
We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our initial public offering (“IPO”), which was completed in July 2021. Our net loss for the three months ended March 31, 2023 and 2022 was $10.6 million and $12.2 million, respectively. As of March 31, 2023, we had an accumulated deficit of $221.2 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop, and commercialize new products.
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
The results of our clinical trials and studies may not support the use of our tests and other product candidates, or may not be replicated in later studies.
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
Quarantines, shelter-in-place orders, executive orders, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities, or the availability or cost of materials we use or require to conduct our business, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in our laboratory operations and research and development activities may be located in areas that are subject to executive orders and shelter-in-place orders. While many of these materials may be obtained from more than one supplier, port closures and other restrictions resulting from the COVID-19 pandemic or future pandemics may disrupt our supply chain or limit our ability to obtain sufficient materials to operate our business. Furthermore, the COVID-19 pandemic resulted in a sharp decrease in the number of patient visits to health care providers. As a result of the COVID-19 pandemic, we have experienced disruptions that impacted our business and may see further disruptions that could cause further impacts, including on our ability to successfully commercialize the PreTRM test in the United States.
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

Our intellectual property may be infringed by a third party.
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
Substantially all of our shares of Class A common stock and Class B common stock are eligible for public sale, if they are registered under the Securities Act of 1933, as amended (the “Securities Act”), or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline.
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

SERA PROGNOSTICS, INC.

Date: May 10, 2023	/s/ Gregory C. Critchfield, M.D., M.S.
Gregory C. Critchfield, M.D., M.S.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	/s/ Jay Moyes
Jay Moyes
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)