Form 10-Q
period 2023-06-30
SERA PROGNOSTICS, INC.
filed 2023-08-09
CIK 1534969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, the registrant had 29,877,246 and 1,405,259 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

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
•our expectations regarding the rate and degree of market acceptance of our products and services, including our PreTRM test;
•the impact of our PreTRM test, including the results of any studies of the test, on the field of bioinformatics and proteomics and the size and growth of the addressable bioinformatics and proteomics market;
•our ability to obtain funding for our operations;
•our ability to manage and grow our business and commercialize our PreTRM test;
•our ability to develop and commercialize new products and services;
•our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
•the pricing and reimbursement of our products and services;
•the implementation of our business model, strategic plans for our business, products, services, and technology;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SERA PROGNOSTICS, INC.
Condensed Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32,285	$29,878
Marketable securities	31,536	52,826
Accounts receivable	163	113
Other receivables	—	6,000
Prepaid expenses and other current assets	444	1,308
Total current assets	64,428	90,125
Property and equipment, net	2,411	3,059
Long-term marketable securities	28,307	21,329
Other assets	1,534	1,816
Total assets	$96,680	$116,329
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,244	$1,548
Accrued and other current liabilities	3,444	4,444
Finance lease obligation, current portion	446	464
Deferred revenue	9,049	9,082
Total current liabilities	14,183	15,538
Finance lease obligation, net of current portion	422	626
Operating lease obligation, net of current portion	938	1,222
Total liabilities	15,543	17,386
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 29,793,246 and 29,612,687 Class A shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; 1,500,000 Class B shares authorized; 1,405,259 Class B shares issued and outstanding as of June 30, 2023 and December 31, 2022.	3	3
Additional paid-in capital	313,567	310,575
Accumulated other comprehensive loss	(672)	(981)
Accumulated deficit	(231,761)	(210,654)
Total stockholders' equity	81,137	98,943
Total liabilities and stockholders' equity	$96,680	$116,329
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$123	$78	$223	$116
Operating expenses:
Cost of revenue	80	56	142	76
Research and development	3,688	3,261	7,791	6,583
Selling and marketing	2,872	4,219	5,690	8,677
General and administrative	4,943	4,288	9,389	8,826
Total operating expenses	11,583	11,824	23,012	24,162
Loss from operations	(11,460)	(11,746)	(22,789)	(24,046)
Interest expense	(14)	(18)	(30)	(22)
Other income, net	932	244	1,712	340
Net loss	$(10,542)	$(11,520)	$(21,107)	$(23,728)
Net loss per share, basic and diluted	$(0.34)	$(0.37)	$(0.68)	$(0.77)
Weighted-average shares outstanding, basic and diluted	31,077,420	30,945,616	31,048,526	30,873,995
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale debt securities	$(215)	$(162)	$309	$(635)
Total other comprehensive (loss) gain	(215)	(162)	309	(635)
Comprehensive loss	$(10,757)	$(11,682)	$(20,798)	$(24,363)
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	31,017,946	$3	$310,575	$(981)	$(210,654)	$98,943
Issuance of common stock upon exercise of stock options	4,094	—	4	—	—	4
Stock-based compensation expense	—	—	1,304	—	—	1,304
Other comprehensive gain	—	—	—	524	—	524
Net loss	—	—	—	—	(10,565)	(10,565)
Balance as of March 31, 2023	31,022,040	3	311,883	(457)	(221,219)	90,210
Issuance of common stock upon exercise of stock options	117,839	—	178	—	—	178
Issuance of common stock under employee stock purchase plan	58,626	—	66	—	—	66
Stock-based compensation expense	—	—	1,440	—	—	1,440
Other comprehensive loss	—	—	—	(215)	—	(215)
Net loss	—	—	—	—	(10,542)	(10,542)
Balance as of June 30, 2023	31,198,505	$3	$313,567	$(672)	$(231,761)	$81,137

	Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	30,774,126	$3	$305,212	$(183)	$(166,468)	$138,564
Issuance of common stock upon exercise of stock options	123,467	—	98	—	—	98
Stock-based compensation expense	—	—	1,222	—	—	1,222
Other comprehensive loss	—	—	—	(473)	—	(473)
Net loss	—	—	—	—	(12,208)	(12,208)
Balance as of March 31, 2022	30,897,593	3	306,532	(656)	(178,676)	127,203
Issuance of common stock upon exercise of stock options	94,393	—	170	—	—	170
Stock-based compensation expense	—	—	1,214	—	—	1,214
Other comprehensive loss	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(11,520)	(11,520)
Balance as of June 30, 2022	30,991,986	$3	$307,916	$(818)	$(190,196)	$116,905
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(21,107)	$(23,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472	350
Stock-based compensation	2,744	2,436
Non-cash lease expense	259	223
Non-cash interest expense	—	9
Other	(414)	5
Changes in operating assets and liabilities:
Accounts receivable	(50)	(46)
Other receivables	6,000	3,116
Prepaid expenses and other assets	872	1,054
Accounts payable	(289)	(484)
Accrued and other current liabilities	(1,284)	(1,516)
Deferred revenue	(32)	(14)
Net cash used in operating activities	(12,829)	(18,595)
Cash flows from investing activities
Purchases of marketable securities	(23,068)	(21,217)
Proceeds from maturities and sales of marketable securities	38,113	34,852
Purchases of property and equipment	(86)	(226)
Proceeds from disposal of property and equipment	269	16
Net cash provided by investing activities	15,228	13,425
Cash flows from financing activities
Proceeds from exercise of stock options	182	214
Proceeds from employee stock purchase plan	66	—
Finance lease principal payments	(240)	(85)
Net cash provided by financing activities	8	129
Net increase (decrease) in cash and cash equivalents	2,407	(5,041)
Cash and cash equivalents at beginning of period	29,878	58,932
Cash and cash equivalents at end of period	$32,285	$53,891
Supplemental disclosure of cash flow information
Cash paid for interest	$30	$13
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accruals	$—	$68
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
Since its inception, the Company’s activities have consisted of performing research and development and conducting clinical studies for its pipeline products and services, acquiring product rights, raising capital, establishing facilities, and organizing commercial operations to market PreTRM.
Liquidity and Capital Resources
The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $231.8 million as of June 30, 2023. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s activities relating to the PreTRM test and the Company’s other pipeline products and services, including clinical and preclinical trials and anticipated research and development activities as well as commercialization activities. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its products and services and could be required to delay, scale back, or abandon some or all of its operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and may be dilutive to current stockholders, and any debt financing, if available, may involve restrictive covenants and dilutive financing instruments. The Company’s future operations are highly dependent on a combination of factors, including (i) the commercialization and market acceptance of the PreTRM test and the successful development, commercial launch, marketing, and distribution of other pipeline products and services; (ii) the success of scientific and clinical studies and other research and development programs that support current and future products and services; (iii) the development of competitive products by other biotechnology and laboratory companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its intellectual property, technology, and products; and, ultimately (vi) the timely and successful completion of any additional financing.
The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering (“IPO”), which was completed in July 2021. As of June 30, 2023, the Company had aggregate cash, cash equivalents, and available-for-sale securities of $92.1 million. See Note 3—Cash, Cash Equivalents and Marketable Securities.
The Company believes that its existing financial resources are sufficient to continue operating activities at least 12 months from the issuance date of these unaudited condensed financial statements.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other period.
There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2023, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023.
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
The Company’s financial statements as of and for the three and six months ended June 30, 2023 reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of inflation and higher interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

3. Cash, Cash Equivalents and Marketable Securities
The Company has classified its marketable securities as available-for-sale. The Company’s cash, cash equivalents and marketable securities by major security type as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,784	$—	$—	$1,784
Money market funds	85	—	—	85
Commercial paper	30,423	—	(7)	30,416
Total cash and cash equivalents	32,292	—	(7)	32,285
Current marketable securities:
Commercial paper	9,236	—	(14)	9,222
U.S. federal agency securities	9,068	—	(130)	8,938
U.S. government securities	13,561	—	(185)	13,376
Total current marketable securities	31,865	—	(329)	31,536
Long-term marketable securities:
U.S. federal agency securities	20,338	—	(254)	20,084
U.S. government securities	7,150	—	(74)	7,076
Corporate debt securities	1,156	—	(9)	1,147
Total long-term marketable securities	28,644	—	(337)	28,307
Total cash, cash equivalents and marketable securities	$92,801	$—	$(673)	$92,128

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$913	$—	$—	$913
Money market funds	2,618	—	—	2,618
Commercial paper	26,356	—	(9)	26,347
Total cash and cash equivalents	29,887	—	(9)	29,878
Current marketable securities:
Commercial paper	15,219	2	(66)	15,155
Corporate debt securities	507	—	(5)	502
U.S. federal agency securities	28,964	—	(364)	28,600
U.S. government securities	8,702	—	(133)	8,569
Total current marketable securities	53,392	2	(568)	52,826
Long-term marketable securities:
U.S. federal agency securities	9,810	—	(199)	9,611
U.S. government securities	10,770	—	(208)	10,562
Corporate debt securities	1,156	—	—	1,156
Total long-term marketable securities	21,736	—	(407)	21,329
Total cash, cash equivalents and marketable securities	$105,015	$2	$(984)	$104,033

The following tables summarize the Company’s available-for-sale debt securities and cash equivalents with unrealized losses as of June 30, 2023 and December 31, 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$39,638	$(21)	$—	$—	$39,638	$(21)
Corporate debt securities	1,147	(9)	—	—	1,147	(9)
U.S. federal agency securities	23,851	(288)	5,171	(96)	29,022	(384)
U.S. government securities	16,276	(241)	4,176	(18)	20,452	(259)
Total	$80,912	$(559)	$9,347	$(114)	$90,259	$(673)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$40,063	$(75)	$—	$—	$40,063	$(75)
Corporate debt securities	1,156	—	502	(5)	1,658	(5)
U.S. federal agency securities	12,869	(228)	25,342	(335)	38,211	(563)
U.S. government securities	10,562	(208)	8,569	(133)	19,131	(341)
Total	$64,650	$(511)	$34,413	$(473)	$99,063	$(984)
As of June 30, 2023 and December 31, 2022, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than two years.
The Company’s marketable securities classified by contractual maturities as of June 30, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$31,865	$31,536
Due after one year through five years	28,644	28,307
Total	$60,509	$59,843

4. Property and Equipment
The following table presents the components of property and equipment, net, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$5,738	$5,914
Computer equipment	1,214	1,230
Leasehold improvements	710	710
Software	1,141	1,141
Furniture and fixtures	320	320
Total property and equipment	9,123	9,315
Less accumulated depreciation and amortization	(6,712)	(6,256)
Property and equipment, net	$2,411	$3,059
Depreciation and amortization expense was $0.2 million for each of the three months ended June 30, 2023 and 2022. Depreciation and amortization expense was $0.5 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.
5. Accrued and Other Current Liabilities
The following table presents the components of accrued and other current liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$1,678	$2,290
Accrued vacation	433	430
Accrued 401(k) matching contributions	135	568
Operating lease liability, current portion	548	519
Other current liabilities	650	637
Total accrued and other current liabilities	$3,444	$4,444
6. Other Income, net
The following table presents the components of other income, net, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$337	$66	$593	$144
Investment income, net	595	178	1,119	196
Other income, net	$932	$244	$1,712	$340
7. Fair Value Measurements
As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.

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
The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of June 30, 2023:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$85	$—	$—
Commercial paper	—	30,416	—
Marketable securities:
Commercial paper	—	9,222	—
Corporate debt securities	—	1,147	—
U.S. federal agency securities	—	29,022	—
U.S. government securities	—	20,452	—
Total assets	$85	$90,259	$—

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
8. Related Party Transactions
In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.8 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $1.7 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively, which were recorded in research and development expenses. Fees incurred under this agreement generally increase as the Company enrolls more PRIME study patients. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study, and revenue varies depending on the number of tests performed for PRIME patients that are members of the Elevance Health network. The Company recognized revenues related to this agreement of $14 thousand and $23 thousand for the three months ended June 30, 2023 and 2022, respectively, and $34 thousand and $42 thousand for the six months ended June 30, 2023 and 2022, respectively.
In February 2021, the Company entered into a commercial collaboration agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health agreed to purchase a certain minimum number of tests for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $6.0 million during the six months ended June 30, 2023, which amount related to the minimum payments for the year ended December 31, 2022. Such minimum payments were initially recorded as deferred revenue. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. The Company also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health.
Elevance Health has been participating in the Company’s PRIME study, and at the conclusion of the PRIME study, under the Commercial Collaboration Agreement, the parties agreed to use commercially reasonable efforts to enter into Elevance Health’s standard lab provider agreement. Unless earlier terminated due to breach, the Commercial Collaboration Agreement will remain in effect until the later of (a) the third anniversary of the effective date or (b) the date on which Elevance Health has purchased a fixed number of PreTRM tests as agreed by the parties.
The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three and six months ended June 30, 2023 and 2022.
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
The following shares of Class A common stock were reserved for future issuance:

	June 30, 2023	December 31, 2022
Warrants to purchase Class A common stock	2,775,978	2,775,978
Options to purchase Class A common stock	8,062,442	8,428,441
Restricted stock units outstanding	240,832	—
Class A common stock available for future grants under the 2021 Equity Incentive Plan	3,114,097	1,926,356
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	836,277	598,777
Total	15,029,626	13,729,552
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
The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors, and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over a four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of June 30, 2023, there were 3,114,097 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of June 30, 2023, there were 836,277 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options
Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding — December 31, 2022	8,428,441	$3.65	7.7	$115
Granted	991,866	3.49
Expired	—	—
Cancelled	(1,235,932)	4.06
Exercised	(121,933)	1.49
Outstanding — June 30, 2023	8,062,442	$3.60	7.4	$6,701
Vested and expected to vest at June 30, 2023	7,828,850	$3.58	7.3	$6,659
Vested and exercisable at June 30, 2023	5,411,736	$3.09	6.7	$6,070
RSUs
The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2022	—	$—
Granted	347,824	3.79
Forfeited	(106,992)	3.75
Vested	—	—
Outstanding — June 30, 2023	240,832	$3.80
Stock-Based Compensation Expense
The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$382	$451	$732	$834
Sales and marketing expense	294	76	477	389
General and administrative expense	764	687	1,535	1,213
Total employee stock-based compensation	$1,440	$1,214	$2,744	$2,436

The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of June 30, 2023 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$7,303	2.0
RSUs	670	3.7
Total unrecognized stock-based compensation expense	$7,973
11. Warrants
All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	June 30, 2023	December 31, 2022
$5.20	3,473	3,473
9.03	1,032,404	1,032,404
10.84	1,009,795	1,009,795
12.38	8,083	8,083
20.77	722,223	722,223
	2,775,978	2,775,978
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
The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of June 30, 2023 and December 31, 2022 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	June 30, 2023	December 31, 2022
Right-of-use assets:
Operating leases	Other assets	$1,448	$1,707
Finance leases	Property and equipment, net	1,169	1,317
Total right-of-use assets		$2,617	$3,024

Lease liabilities:
Operating leases	Accrued and other current liabilities	$548	$519
	Operating lease obligation, net of current portion	938	1,222
Finance leases	Finance lease obligation, current portion	446	464
	Finance lease obligation, net of current portion	422	626
Total lease liabilities		$2,354	$2,831

Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$83	$67	$166	$113
Interest on lease liabilities	14	18	30	22
Operating lease cost	159	116	318	233
Total lease cost	$256	$201	$514	$368

Other information
Finance leases:
Operating cash outflows	$14	$11	$30	$13
Financing cash outflows	$120	$67	$240	$85
Right-of-use assets obtained in exchange for lease liabilities	$18	$295	$18	$1,253
Weighted-average remaining lease term (in years)	1.8	2.7	1.8	2.7
Weighted-average discount rate	6.5%	6.4%	6.5%	6.4%
Operating leases:
Operating cash outflows	$157	$151	$314	$302
Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$—	$453
Weighted-average remaining lease term (in years)	2.5	0.5	2.5	0.5
Weighted-average discount rate	7.5%	4.5%	7.5%	4.5%
Future minimum lease payments for the Company’s leases as of June 30, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023	$314	$252	$566
2024	646	469	1,115
2025	666	198	864
2026	—	2	2
2027 and thereafter	—	—	—
Total minimum lease payments	1,626	921	2,547
Less: imputed interest	(140)	(53)	(193)
Present value of future lease payments	1,486	868	2,354
Less: current portion	548	446	994
Long-term portion	$938	$422	$1,360
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
Indemnification
The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2023 and December 31, 2022. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
Employee Agreements
The Company has signed various employment agreements with key executives pursuant to which, if their employment is terminated by the Company without cause or by the employees for good reason, or following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock and stock options, and certain insurance benefits.
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
13. Net loss per share
The Company calculates net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the three and six months ended June 30, 2023 and 2022, the Company reported net losses and as such, basic and diluted net loss per share are the same.
As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three and six months ended June 30, 2023 and 2022.
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	June 30,
	2023	2022
Warrants to purchase Class A common stock	2,775,978	2,788,484
Options to purchase Class A common stock	8,062,442	8,743,143
Restricted stock units outstanding	240,832	—
Total	11,079,252	11,531,627

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
Overview
We are a women’s health company utilizing our proprietary proteomics and bioinformatics platform, and significant data resources, to discover, develop, and commercialize blood-based biomarker tests, with an initial focus on improving maternal and neonatal health. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing, data, and economic analysis enables us to provide physicians and patients with clinically meaningful and economically impactful information designed to improve the pregnancy experience and outcomes for mothers and babies. Our vision is to deliver pivotal and actionable information to pregnant women, their physicians, and health care payers to significantly enhance a mother’s pregnancy journey, improve maternal and neonatal health, and dramatically reduce health care costs. We have built an advanced, proprietary, and scalable proteomics and bioinformatics platform to characterize the biology of pregnancy and to discover and validate key protein biomarkers found in blood that are highly accurate predictors of dynamic changes that occur during pregnancy. By incorporating our proprietary technology platform into our rigorous data-driven development process, we have created a differentiated approach for effectively addressing major milestones and conditions of pregnancy. We see our large and growing pregnancy dataset (clinical, demographic, proteomic) as a substantial asset for understanding pregnancy complications, health inequities, and the personal pregnancy journey. We envision that our comprehensive approach will enable us to fully characterize one of the most important periods in the lives of women and children, and will help to improve their well-being. Our goal is to develop and commercialize tests that inform important decisions during all pregnancies.
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
We believe market adoption by both health care providers and payers will be aided by positive data from our Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL, our Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs study, or PRIME study, and other real-world evidence studies. We believe the data from these studies will be published over the next one to three years and, together with our current body of evidence, will further demonstrate the clinical and economic utility of our test. We are excited about the conclusion of the PRIME study, which has a pre-specified interim look to evaluate the two co-primary endpoints, total neonatal hospital length of stay and composite neonatal morbidity and mortality, with a stopping criterion of statistical significance being reached by either one of these outcomes. We have enrolled sufficient numbers of PRIME study patients to enable the interim analysis to occur in 2023.
There are approximately 140 million births globally each year, and approximately 3.7 million births annually in the United States. Of these, it is estimated that as many as 30% are affected by various complications (i.e., a high-risk pregnancy), including: preterm birth, preeclampsia, fetal growth restriction, stillbirth, hypertension of pregnancy, gestational diabetes, and others. In many cases these complications have profound short- and long-term health consequences for the mother and baby. These health consequences of preterm birth alone are estimated to be approximately $25 billion annually in the United States. This underscores that existing methods to predict adverse pregnancy outcomes are insufficient for timely and effective proactive management for the vast majority of high-risk pregnancies. We believe there is a coming shift in the guidelines set by professional societies establishing the standard of care administered to each patient, and the primary differentiator of that care will be based on a determination of high or low risk.
We are actively discovering and developing several additional biomarker tests to predict other major conditions of pregnancy, such as preeclampsia, and gestational diabetes, among others, that have the potential to offer significant health and lifestyle benefits to women and their babies.
Our operations are headquartered in Salt Lake City, Utah, including a CLIA-certified laboratory. Since our inception, we have devoted the majority of our efforts and resources to performing research and development, acquiring product rights, raising capital, establishing facilities, conducting clinical trials, and establishing commercial operations to develop and commercialize the PreTRM test. During this period, we have incurred annual net losses. We have largely funded our operations with proceeds from the sale and issuance of convertible preferred stock, debt financings, bank loans, and the sale and issuance of Class A common stock in our initial public offering, or IPO, which was completed in July 2021.
We have incurred significant operating losses since inception. Our net losses were $10.5 million and $11.5 million for the three months ended June 30, 2023 and 2022, respectively, and $21.1 million and $23.7 million for the six months ended June 30, 2023 and 2022, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.
We have recently taken steps to reduce our annual operating expenses across all aspects of our business and we believe our cash runway is sufficient for several years based on our existing operating plans. We will continue to evaluate the allocation of our resources as we focus our efforts to accelerate the market adoption of our PreTRM test and the development and launch of additional pipeline products and services. We will continue to negotiate contracts with private and governmental payers and health systems in anticipation of positive results from the PRIME study and the AVERT PRETERM TRIAL. We believe these efforts will eventually result in material revenues. However, if we are unable to secure payer contracts and generate significant market adoption by providers resulting in significant revenues, or if we fail to develop and successfully market our additional tests that generate additional revenues, we may be required to delay, scale back or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.
Key Components of Our Results of Operations
Revenues
Substantially all of our revenue in the near term is expected to come from sales of the PreTRM test. We expect to derive future revenues from PreTRM and other pipeline tests. We generally expect PreTRM revenue to increase as sales volumes increase and as we continue to engage with payers and health systems to close payment contracts. Additional contracts with upfront negotiated payment rates are expected to eventually result in additional revenues when health care providers order the PreTRM test. We believe market adoption by both health care providers and payers will be aided by the publication of positive PRIME study data and other evidence generated within the next three years. Revenue from our other pipeline products and services is expected to be dependent on our ability to successfully market them to patients, providers, payers, and, in most cases, a combination of the three.

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
•clinical and real-world studies;
•laboratory processes;
•research and bioinformatic activities;
•biobanking and publication efforts;
•personnel-related expenses, including salaries, payroll taxes, employee benefits, and stock-based compensation charges for employees engaged in these research and development activities;
•direct study expenses incurred under agreements with study sites or contract research organizations;
•consultants engaged in our research and development efforts;
•laboratory materials and supplies;
•facilities costs; and
•depreciation, amortization, and other direct and allocated expenses, including rent, insurance, and other operating costs, incurred as a result of our research and development activities.
We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses may increase for the remainder of 2023 as we seek to accelerate enrollment in our PRIME study. Research and development costs may increase in the medium to long-term as we support current and additional clinical studies, publications, and other product development activities.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, and legal costs related to commercial efforts. We expect selling and marketing expenses to decrease for the remainder of 2023 compared to the first half of 2023, as we recently took steps to further streamline our near-term commercial strategy to refocus on institutional sales as we generate additional clinical data. We expect selling and marketing expenses to increase in the medium to long-term as we increase our product portfolio and expand our commercial strategy as opportunity dictates.
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
We expect general and administrative expenses will decrease for the remainder of 2023 as we continue streamlining our costs to maintain the appropriate level of support for our current level of operations. We expect general and administrative expenses will remain at that level through 2024, but such expenses could increase in the long-term as needed to support future operations and anticipated revenue growth.

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
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change

	(in thousands)
	(unaudited)
Revenue	$123	$78	$45
Operating expenses:
Cost of revenue	80	56	24
Research and development	3,688	3,261	427
Selling and marketing	2,872	4,219	(1,347)
General and administrative	4,943	4,288	655
Total operating expenses	11,583	11,824	(241)
Loss from operations	(11,460)	(11,746)	286
Interest expense	(14)	(18)	4
Other income, net	932	244	688
Net loss	$(10,542)	$(11,520)	$978
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$1,540	$1,100	$440
Research and bioinformatics	1,079	1,151	(72)
Laboratory operations	1,069	1,010	59
Total research and development expenses	$3,688	$3,261	$427
The $0.4 million increase was due to a $0.4 million increase in clinical study costs and a $0.1 million increase in laboratory operations costs, partially offset by a $0.1 million decrease in research and bioinformatics expenses. The $0.4 million increase in clinical study costs was primarily due to a $0.5 million increase resulting from the increased enrollment and site setup activity in the PRIME study. The $0.1 million increase in laboratory operations costs was primarily due to a $0.1 million increase in depreciation related to additional equipment and capitalized software. The $0.1 million decrease in research and bioinformatics costs was primarily due to a $0.1 million decrease in specimen acquisition costs related to product development.
Selling and Marketing Expenses
The $1.3 million decrease was due primarily to decreases of $1.2 million in personnel-related costs driven by decreased average headcount, $0.3 million in travel expenses, $0.2 million in consulting and other professional service fees, partially offset by a $0.4 million increase in severance-related costs.
General and Administrative Expenses
The $0.7 million increase was due primarily to increases of $0.6 million related to one-time personnel costs, $0.2 million of various legal expenses, and $0.1 million of stock-based compensation expense, partially offset by a $0.3 million decrease in personnel expenses driven by decreased average headcount.
Other Income, Net
The $0.7 million increase in other income, net was due to a $0.4 million increase related primarily to investment income on our marketable securities and a $0.3 million increase in interest income related primarily to our marketable securities.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	$ Change

	(in thousands)
	(unaudited)
Revenue	$223	$116	$107
Operating expenses:
Cost of revenue	142	76	66
Research and development	7,791	6,583	1,208
Selling and marketing	5,690	8,677	(2,987)
General and administrative	9,389	8,826	563
Total operating expenses	23,012	24,162	(1,150)
Loss from operations	(22,789)	(24,046)	1,257
Interest expense	(30)	(22)	(8)
Other income, net	1,712	340	1,372
Net loss	$(21,107)	$(23,728)	$2,621

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$3,370	$2,343	$1,027
Research and bioinformatics	2,175	2,190	(15)
Laboratory operations	2,246	2,050	196
Total research and development expenses	$7,791	$6,583	$1,208
The $1.2 million increase was due to a $1.0 million increase in clinical study costs and a $0.2 million increase in laboratory operations costs. The $1.0 million increase in clinical study costs is due to a $1.0 million increase resulting from the increased enrollment and site setup activity in the PRIME study. The $0.2 million increase in laboratory operations costs is primarily due to a $0.2 million increase in depreciation related to additional equipment and capitalized software.
Selling and Marketing Expenses
The $3.0 million decrease was due primarily to decreases of $2.3 million in personnel-related costs driven by decreased average headcount, $0.5 million in travel expenses, $0.4 million in consulting and other professional service fees, partially offset by a $0.2 million increase in severance-related costs.
General and Administrative Expenses
The $0.6 million increase was due primarily to increases of $0.6 million related to one-time personnel costs, $0.3 million of stock-based compensation expense, $0.2 million of legal expenses, and $0.1 million of travel expenses, partially offset by a $0.5 million decrease in director and officer insurance costs and a $0.3 million decrease in personnel expenses driven by decreased average headcount.
Other Income, Net
The $1.4 million increase in other income, net was due to a $0.9 million increase related primarily to investment income on our marketable securities and a $0.5 million increase in interest income related primarily to our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. As of June 30, 2023, we had aggregate cash, cash equivalents, and available-for-sale securities of $92.1 million, and an accumulated deficit of $231.8 million.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
	(unaudited)
Net cash provided by (used in):
Operating activities	$(12,829)	$(18,595)
Investing activities	15,228	13,425
Financing activities	8	129
Net increase (decrease) in cash and cash equivalents	$2,407	$(5,041)
Operating Activities
The net cash used in operating activities during the six months ended June 30, 2023 was primarily due to a net loss of $21.1 million partially offset by non-cash charges of $3.1 million and an increase in operating assets and liabilities of $5.2 million. The net cash used in operating activities during the six months ended June 30, 2022 was primarily due to a net loss of $23.7 million partially offset by non-cash charges of $3.0 million and an increase in operating assets and liabilities of $2.1 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023 was primarily due to $38.1 million in proceeds from maturities and sales of marketable securities, partially offset by $23.1 million in purchases of marketable securities. Net cash provided by investing activities for the six months ended June 30, 2022 was primarily due to $34.9 million in proceeds from maturities and sales of marketable securities, partially offset by $21.2 million in purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 was primarily due to $0.2 million in proceeds from employee equity transactions, partially offset by $0.2 million of finance lease principal payments. Net cash provided by financing activities for the six months ended June 30, 2022 was primarily due to $0.2 million in proceeds from options exercised, partially offset by $0.1 million of finance lease principal payments.
Future Funding Requirements
We expect to incur significant additional operating losses and negative cash flows for the foreseeable future. We expect our losses in the future to arise principally as a result of our commercialization activities for the PreTRM test, the costs of our PRIME study and additional evidence-generating initiatives, and the development, commercialization, marketing, and distribution of our other pipeline products and services. There can be no assurance that we will eventually achieve significant revenues or profitability, or if achieved, can sustain either on a continuing basis. If we are unable to achieve significant revenues or raise additional funding, when needed, we may not be able to continue the development or commercialization of our products and services and could be required to delay, scale back, or abandon some or all of our development programs and other operations. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Any additional equity financing may not be available on favorable terms, most likely will be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants and dilutive financing instruments. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Our future funding requirements will depend on many factors, including the following:
•the timing, receipt, and amount of sales from the PreTRM test and other pipeline products and services, if approved;

•the cost and timing of establishing sales, marketing, and other commercialization capabilities in the United States and abroad;
•our ability to develop and commercialize other products and services;
•the terms and timing of any collaborative, licensing, and other arrangements that we may establish;
•the cost, timing, and outcomes of regulatory approvals;
•the scope, rate of progress, results, and cost of our clinical, scientific, and real-world studies, and other related activities;
•the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
•the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions;
•partnerships and other strategic options for our PreTRM test and other product candidates; and
•other factors described in the “Risk Factors” section and elsewhere in this report.
We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.
Contractual Obligations and Commitments
Our contractual obligations and commitments for the year ended December 31, 2022 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023. No material changes have occurred during the six months ended June 30, 2023.
Critical Accounting Policies, Significant Judgments and Use of Estimates
A summary of our critical accounting policies, significant judgments, and use of estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023. There have been no significant changes in the application of our critical accounting policies, significant judgments and use of estimates during the six months ended June 30, 2023.
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
Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.5 million in the market value of our available-for-sale debt securities as of June 30, 2023. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not believe we will be required to sell the investments before recovery, which may be maturity.
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

Our management, with the participation of our interim Chief Executive Officer (our principal executive officer) and interim Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our interim Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of our failure to timely file a current report on Form 8-K with respect to the departure of one of our named executive officers, which resulted in our loss of eligibility to use a Form S-3 registration statement until June 2024. In light of this, management intends to make certain procedural adjustments and institute additional training to ensure that the disclosure controls and procedures are designed, implemented, and functioning efficiently.
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
•Our inability to maintain effective disclosure controls and procedures could adversely affect our results of operations, liquidity and financial positions, as well as our stock price and investor confidence in us.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred net losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.
We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our initial public offering (“IPO”), which was completed in July 2021. Our net loss for the six months ended June

30, 2023 and 2022 was $21.1 million and $23.7 million, respectively. As of June 30, 2023, we had an accumulated deficit of $231.8 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop, and commercialize new products.
We currently receive substantially all of our revenues from the sales of the PreTRM test and expect to continue to receive revenue from sales of the PreTRM test and our other pipeline products and services, if approved, in the future. It is possible that we will not generate sufficient revenue from the sales of any of our products and services to cover our costs, including research and development expenses related to furthering our product pipeline, and achieve or sustain profitability. A significant element of our business strategy is to increase and maintain our in-network coverage with third-party payers. However, third-party payers, such as commercial insurers and government health care programs, may decide not to reimburse for the PreTRM test or other tests we may develop, may not reimburse for uses of the PreTRM test or our other tests for the pregnant patient population, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses. Many third-party payers currently either have negative coverage determinations or otherwise do not reimburse for low-risk patient preterm birth screening tests. State Medicaid programs currently do not reimburse for our tests; third-party payers are increasingly requiring that prior authorization be obtained prior to conducting testing as a condition to reimbursing for it, which may reduce and/or delay the reimbursement amounts.
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
Our actual liquidity and capital funding requirements will depend on numerous factors, including:
•our ability to achieve broad commercial success with the PreTRM test and other pipeline products and services;
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
•the commercial success of our other products and services;

•our ability to obtain more extensive coverage and reimbursement for the PreTRM test and other products and services, if any; and
•our ability to collect our accounts receivable.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC announced that First Republic had been closed by the California Department of Financial Protection and Innovation and its assets seized by the FDIC. If any of our partners, suppliers, or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
As a result of our failure to timely file a Current Report on Form 8-K, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a Registration Statement on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.

As a result of our failure to timely file a Current Report on Form 8-K, we are currently ineligible to file new short form registration statements on Form S-3 until June 2024. Our inability to use Form S-3 may impair our ability to raise necessary capital to fund our operations and execute our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our share price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on our financing approaches could have a material adverse effect on our results of operations, liquidity, and financial position.
Risks Related to Our Business and Industry
We have derived substantially all of our revenues to date from the PreTRM test, and if our efforts to further increase the use and adoption of the PreTRM test or to develop new products and services in the future do not succeed, our business will be harmed.
We currently receive and expect to continue to receive substantially all of our revenues from the sales of the PreTRM test in the near term. We intend to establish early reimbursement for the PreTRM test by collaborating with payers to perform rigorous analysis to demonstrate the health and economic benefits of our biomarker tests within their own network using customized inputs based on the plan’s patient population. We plan to leverage early payer reimbursement decisions to obtain widespread commercial coverage of the PreTRM test from many regional and national plans and medical groups with doctors ordering the PreTRM test. If we are unable to execute on this commercial strategy and increase our revenues from the sale of the PreTRM test, our business may be materially adversely impacted. Our ability to increase sales of the PreTRM test and establish greater levels of adoption and reimbursement for the PreTRM test is uncertain for many reasons, including, among others:
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
•we may face competitive pressures;
•we may experience supply constraints, including due to the failure of our key suppliers to provide laboratory supplies, instruments, and reagents;
•we may encounter difficulties with transportation logistics, regulations and quality associated with shipping blood specimens, including infrastructure conditions, transportation delays and temperature stress;
•we may encounter laboratory process difficulties that impact the quality and timeliness of reporting of test results;
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
If our market share for the PreTRM test fails to grow or grows more slowly than expected, or if our efforts to develop new products and services in the future do not succeed, our business, operating results, and financial condition would be adversely affected.

Our success depends on broad scientific and market acceptance of the PreTRM test and our other pipeline products and services, which we may fail to achieve.
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
•medical society guidelines supporting the use of the PreTRM test and clinical interventions based on it;
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
We currently operate a CLIA-certified laboratory facility in Salt Lake City, Utah, which processes the PreTRM test and likely any other future test, if approved, that is or will be the source of substantially all of our revenues. Our facility could be harmed or rendered inoperable, or our supplies or other assets could be damaged or destroyed, by natural or man-made disasters, including earthquakes, severe weather, flooding, power outages, and contamination, including as a result of a public health threat, which may render it difficult or impossible for us to operate our business and/or perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable — for even a short period of time — may harm our reputation and result in a material adverse effect on our revenues.
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
We source components of our technology from third parties and certain components are sole sourced. Obtaining substitute components may be difficult or require us to re-design our products. We expect to continue to depend on third-party contract suppliers for the foreseeable future. Any natural or other disasters, pandemics, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party suppliers’ facilities that cause a loss of manufacturing capacity or a reduction in the quality of the items manufactured would heighten the risks that we face. In addition, inflation and/or global supply chain disruptions may have a negative impact on our third-party contract suppliers’ ability to acquire the materials necessary for our business and we could incur higher costs for certain goods or services due to inflation or increased freight costs. Changes to, failure to renew or termination of our existing agreements or our inability to enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization efforts. Our failure to maintain a continued and cost-effective supply of high-quality components could materially and adversely harm our business, operating results, and financial condition.
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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for sales, scientific, medical, laboratory, research and development, and other technical personnel. The turnover rate of such personnel can be high. We may, from time to time, experience difficulty in hiring and retaining employees with appropriate qualifications. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time due to the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products. From time to time, we have made select headcount reductions in order to preserve cash and prioritize investment in our commercialization activities and core clinical programs. These reductions, and any future reductions, may negatively impact our ability to attract candidates in the future. Competition to hire from the limited pool referred to above is intense, and we may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Many of the companies with which we compete for highly qualified personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations to their former employers, which occurs from time to time. Furthermore, to the extent that we are unable to retain our employees and they leave our company to join one of our competitors, we cannot assure you that any invention, non-disclosure or non-compete agreements we have in place will provide meaningful protection against a departing employee’s unauthorized use or disclosure of our confidential information.
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

Any headcount reductions undertaken to extend our cash runway and focus more of our capital resources on our prioritized research and development programs as well as commercialization activities may not achieve our intended outcome.
From time to time, we have made select headcount reductions to more effectively allocate costs toward a refined focus on those opportunities deemed most promising in the near-term from a product adoption and revenue generation perspective. Such headcount reductions may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the headcount reductions. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The headcount reductions could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the headcount reductions, or if we experience significant adverse consequences from the headcount reductions, our business, financial condition, and results of operations may be materially adversely affected.
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
Public health threats could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future public health threats in regions where we, or third parties on which we rely, have significant business operations.
Our business and operations, including, but not limited to, our laboratory operations, sales and marketing efforts, supply chain operations, research and development activities, and fundraising activities, could be adversely affected by public health disruptions in regions where we have business operations, and such health disruptions could cause significant disturbance in the operations of third parties upon whom we rely. As a recent example, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe, and certain other countries. In the years following the initial outbreak, numerous state and local jurisdictions, including the jurisdictions where our headquarters and laboratory are located, imposed quarantines, shelter-in-place orders, executive orders, and similar government orders for their residents to control the spread of COVID-19. A new serious public health threat could result in similar restrictions being imposed. The future impact of a public health threat is highly uncertain and subject to change. We cannot predict the full extent of potential delays or impacts on our business, our clinical trials, health care systems or the global economy as a whole.
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

In addition, leading professional societies may not recommend our products or services or may recommend alternatives to our tests, which may provide a basis for third-party payers not to cover or reimburse our tests. In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. Test-ordering providers may also rely on such guidelines when deciding whether to order testing for their patients. If any relevant professional societies issue guidelines suggesting, or otherwise make recommendations, that providers not use our tests or instead use alternatives to our tests, payers may make unfavorable coverage and reimbursement decisions and test-ordering providers may not order our tests. Any such outcomes could have a material and adverse effect on our business, operating results, and financial condition.
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
The rates paid by Medicare and other state and federal health care programs have been the subject of controversy in the industry, including a lawsuit by the American Clinical Laboratory Association, and it is unclear whether and to what extent the new rates may change.
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
The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:
•our ability to successfully execute our commercial agreement with Elevance Health and obtain broader market adoption of our PreTRM test;
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
In addition, the stock market in general, and the market for diagnostics companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies, including as a result of inflationary pressures, supply chain disruptions and geopolitical instability. Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

We are also a smaller reporting company, meaning that the market value of our Class A common stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (1) the market value of our Class A common stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our Class A common stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an EGC we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Our inability to maintain effective disclosure controls and procedures could adversely affect our results of operations, liquidity and financial positions, as well as our stock price and investor confidence in us.
As a public company, we are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
We are not currently eligible to use a short-form Form S-3 registration due to our failure to timely file a current report on Form 8‑K relating to the resignation of one of our named executive officers, which we resolved by the filing of an 8-K on July 31, 2023. As a result, our principal executive and principal financial officers have concluded that we did not have effective disclosure controls and procedures as of June 30, 2023. Management intends to work with outside counsel to adopt formal training procedures to periodically educate the Company’s officers as to the Company’s SEC reporting responsibilities. However, we cannot provide assurance that we will not have further lapses in our disclosure controls and procedures, which could result in our failure to provide accurate and timely disclosure to our investors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Sales of Unregistered Securities
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
Item 5. Other Information
During the quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy Rule 10b5-1(c) of the Exchange Act nor any “non-Rule 10b5-1 trading arrangement,” as defined by SEC rules.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Sera Prognostics, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40606) filed with the SEC on July 20, 2021).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Sera Prognostics, Inc., dated June 9, 2023 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40606) filed with the SEC on June 14, 2023).

3.3	Restated Bylaws of Sera Prognostics, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40606) filed with the SEC on July 20, 2021).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed on July 8, 2021).
4.2	Form of Common Stock Purchase Warrant – I (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).
4.3	Form of Common Stock Purchase Warrant – II (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).
4.4	Form of Series E Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).
4.5
Fourth Amended and Restated Investors’ Rights Agreement, dated as of February 23, 2021 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.1+	Retirement and Transition Agreement by and between the Registrant and Gregory C. Critchfield, M.D., dated May 15, 2023.
10.2+	Consulting Agreement by and between the Registrant and Michael R. Foley, M.D., dated July 1, 2023.
10.3	Third Amendment to Lease, effective as of July 25, 2023, by and between Eastland Regency, L.C. and the Registrant.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

SERA PROGNOSTICS, INC.

Date: August 9, 2023	/s/ Zhenya Lindgardt
Zhenya Lindgardt
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	/s/ Austin Aerts
Austin Aerts
Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)