Form 10-Q
period 2023-09-30
SERA PROGNOSTICS, INC.
filed 2023-11-08
CIK 1534969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, the registrant had 30,368,753 and 967,759 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SERA PROGNOSTICS, INC.
Condensed Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,655	$29,878
Marketable securities	36,461	52,826
Accounts receivable	155	113
Other receivables	—	6,000
Prepaid expenses and other current assets	1,275	1,308
Total current assets	47,546	90,125
Property and equipment, net	2,197	3,059
Long-term marketable securities	38,922	21,329
Other assets	1,392	1,816
Total assets	$90,057	$116,329
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,177	$1,548
Accrued and other current liabilities	2,891	4,444
Finance lease obligation, current portion	438	464
Deferred revenue	9,039	9,082
Total current liabilities	13,545	15,538
Finance lease obligation, net of current portion	309	626
Operating lease obligation, net of current portion	792	1,222
Total liabilities	14,646	17,386
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 30,368,753 and 29,612,687 Class A shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; 1,500,000 Class B shares authorized; 1,405,259 Class B shares issued as of September 30, 2023 and December 31, 2022; 967,759 and 1,405,259 Class B shares outstanding as of September 30, 2023 and December 31, 2022, respectively.	3	3
Additional paid-in capital	314,993	310,575
Accumulated other comprehensive loss	(614)	(981)
Accumulated deficit	(238,971)	(210,654)
Total stockholders' equity	75,411	98,943
Total liabilities and stockholders' equity	$90,057	$116,329
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$42	$87	$265	$203
Operating expenses:
Cost of revenue	44	58	186	134
Research and development	3,539	4,176	11,330	10,759
Selling and marketing	1,355	2,967	7,045	11,644
General and administrative	3,288	4,074	12,677	12,900
Total operating expenses	8,226	11,275	31,238	35,437
Loss from operations	(8,184)	(11,188)	(30,973)	(35,234)
Interest expense	(14)	(21)	(44)	(43)
Other income, net	988	497	2,700	837
Net loss	$(7,210)	$(10,712)	$(28,317)	$(34,440)
Net loss per share, basic and diluted	$(0.23)	$(0.35)	$(0.91)	$(1.11)
Weighted-average shares outstanding, basic and diluted	31,286,148	31,005,978	31,128,604	30,918,473
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities	$58	$(351)	$367	$(986)
Total other comprehensive income (loss)	58	(351)	367	(986)
Comprehensive loss	$(7,152)	$(11,063)	$(27,950)	$(35,426)
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	31,017,946	$3	$310,575	$(981)	$(210,654)	$98,943
Issuance of common stock upon exercise of stock options	4,094	—	4	—	—	4
Stock-based compensation expense	—	—	1,304	—	—	1,304
Other comprehensive income	—	—	—	524	—	524
Net loss	—	—	—	—	(10,565)	(10,565)
Balance as of March 31, 2023	31,022,040	3	311,883	(457)	(221,219)	90,210
Issuance of common stock upon exercise of stock options	117,839	—	178	—	—	178
Issuance of common stock under employee stock purchase plan	58,626	—	66	—	—	66
Stock-based compensation expense	—	—	1,440	—	—	1,440
Other comprehensive loss	—	—	—	(215)	—	(215)
Net loss	—	—	—	—	(10,542)	(10,542)
Balance as of June 30, 2023	31,198,505	3	313,567	(672)	(231,761)	81,137
Issuance of common stock upon exercise of stock options	138,007	—	244	—	—	244
Stock-based compensation expense	—	—	1,182	—	—	1,182
Other comprehensive income	—	—	—	58	—	58
Net loss	—	—	—	—	(7,210)	(7,210)
Balance as of September 30, 2023	31,336,512	$3	$314,993	$(614)	$(238,971)	$75,411

	Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	30,774,126	$3	$305,212	$(183)	$(166,468)	$138,564
Issuance of common stock upon exercise of stock options	123,467	—	98	—	—	98
Stock-based compensation expense	—	—	1,222	—	—	1,222
Other comprehensive loss	—	—	—	(473)	—	(473)
Net loss	—	—	—	—	(12,208)	(12,208)
Balance as of March 31, 2022	30,897,593	3	306,532	(656)	(178,676)	127,203
Issuance of common stock upon exercise of stock options	94,393	—	170	—	—	170
Stock-based compensation expense	—	—	1,214	—	—	1,214
Other comprehensive loss	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(11,520)	(11,520)
Balance as of June 30, 2022	30,991,986	3	307,916	(818)	(190,196)	116,905
Issuance of common stock upon exercise of stock options	24,993	—	39	—	—	39
Stock-based compensation expense	—	—	1,278	—	—	1,278
Other comprehensive loss	—	—	—	(351)	—	(351)
Net loss	—	—	—	—	(10,712)	(10,712)
Balance as of September 30, 2022	31,016,979	$3	$309,233	$(1,169)	$(200,908)	$107,159
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(28,317)	$(34,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	688	553
Stock-based compensation	3,926	3,714
Non-cash lease expense	391	337
Non-cash interest expense	—	12
Other	(738)	(26)
Changes in operating assets and liabilities:
Accounts receivable	(42)	(80)
Other receivables	6,000	3,116
Prepaid expenses and other assets	(44)	205
Accounts payable	(262)	(204)
Accrued and other current liabilities	(1,983)	(534)
Deferred revenue	(42)	(25)
Net cash used in operating activities	(20,423)	(27,372)
Cash flows from investing activities
Purchases of marketable securities	(49,248)	(41,588)
Proceeds from maturities and sales of marketable securities	49,113	49,299
Purchases of property and equipment	(112)	(598)
Proceeds from disposal of property and equipment	311	16
Net cash provided by investing activities	64	7,129
Cash flows from financing activities
Proceeds from exercise of stock options	426	307
Proceeds from employee stock purchase plan	66	—
Finance lease principal payments	(356)	(186)
Net cash provided by financing activities	136	121
Net decrease in cash and cash equivalents	(20,223)	(20,122)
Cash and cash equivalents at beginning of period	29,878	58,932
Cash and cash equivalents at end of period	$9,655	$38,810
Supplemental disclosure of cash flow information
Cash paid for interest	$44	$30
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accruals	$—	$38
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
The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $239.0 million as of September 30, 2023. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s activities relating to the PreTRM test and the Company’s other pipeline products and services, including clinical and preclinical trials and anticipated research and development activities as well as commercialization activities. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its products and services and could be required to delay, scale back, or abandon some or all of its operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and may be dilutive to current stockholders, and any debt financing, if available, may involve restrictive covenants and dilutive financing instruments. The Company’s future operations are highly dependent on a combination of factors, including (i) the commercialization and market acceptance of the PreTRM test and the successful development, commercial launch, marketing, and distribution of other pipeline products and services; (ii) the success of scientific and clinical studies and other research and development programs that support current and future products and services; (iii) the development of competitive products by other biotechnology and laboratory companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its intellectual property, technology, and products; and, ultimately (vi) the timely and successful completion of any additional financing.
The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering (“IPO”), which was completed in July 2021. As of September 30, 2023, the Company had aggregate cash, cash equivalents, and available-for-sale securities of $85.0 million. See Note 3—Cash, Cash Equivalents and Marketable Securities.
The Company believes that its existing financial resources are sufficient to continue operating activities at least 12 months from the issuance date of these unaudited condensed financial statements.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other period.
There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2023, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023.
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
The Company’s financial statements as of and for the three and nine months ended September 30, 2023 reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of inflation and higher interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

3. Cash, Cash Equivalents and Marketable Securities
The Company has classified its marketable securities as available-for-sale. The Company’s cash, cash equivalents and marketable securities by major security type as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,793	$—	$—	$1,793
Money market funds	3,395	—	—	3,395
Commercial paper	4,469	—	(2)	4,467
Total cash and cash equivalents	9,657	—	(2)	9,655
Current marketable securities:
Commercial paper	10,738	—	(12)	10,726
U.S. federal agency securities	15,112	—	(159)	14,953
U.S. government securities	10,926	—	(144)	10,782
Total current marketable securities	36,776	—	(315)	36,461
Long-term marketable securities:
U.S. federal agency securities	17,154	—	(175)	16,979
U.S. government securities	6,204	—	(60)	6,144
Corporate debt securities	15,861	—	(62)	15,799
Total long-term marketable securities	39,219	—	(297)	38,922
Total cash, cash equivalents and marketable securities	$85,652	$—	$(614)	$85,038

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$913	$—	$—	$913
Money market funds	2,618	—	—	2,618
Commercial paper	26,356	—	(9)	26,347
Total cash and cash equivalents	29,887	—	(9)	29,878
Current marketable securities:
Commercial paper	15,219	2	(66)	15,155
Corporate debt securities	507	—	(5)	502
U.S. federal agency securities	28,964	—	(364)	28,600
U.S. government securities	8,702	—	(133)	8,569
Total current marketable securities	53,392	2	(568)	52,826
Long-term marketable securities:
U.S. federal agency securities	9,810	—	(199)	9,611
U.S. government securities	10,770	—	(208)	10,562
Corporate debt securities	1,156	—	—	1,156
Total long-term marketable securities	21,736	—	(407)	21,329
Total cash, cash equivalents and marketable securities	$105,015	$2	$(984)	$104,033

The following tables summarize the Company’s available-for-sale debt securities and cash equivalents with unrealized losses as of September 30, 2023 and December 31, 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	September 30, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$15,193	$(14)	$—	$—	$15,193	$(14)
Corporate debt securities	15,799	(62)	—	—	15,799	(62)
U.S. federal agency securities	21,535	(219)	10,397	(115)	31,932	(334)
U.S. government securities	9,103	(100)	7,823	(104)	16,926	(204)
Total	$61,630	$(395)	$18,220	$(219)	$79,850	$(614)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$40,063	$(75)	$—	$—	$40,063	$(75)
Corporate debt securities	1,156	—	502	(5)	1,658	(5)
U.S. federal agency securities	12,869	(228)	25,342	(335)	38,211	(563)
U.S. government securities	10,562	(208)	8,569	(133)	19,131	(341)
Total	$64,650	$(511)	$34,413	$(473)	$99,063	$(984)
As of September 30, 2023 and December 31, 2022, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than two years.
The Company’s marketable securities classified by contractual maturities as of September 30, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$36,776	$36,461
Due after one year through five years	39,219	38,922
Total	$75,995	$75,383

4. Property and Equipment
The following table presents the components of property and equipment, net, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$5,734	$5,914
Computer equipment	1,168	1,230
Leasehold improvements	736	710
Software	1,141	1,141
Furniture and fixtures	320	320
Total property and equipment	9,099	9,315
Less accumulated depreciation and amortization	(6,902)	(6,256)
Property and equipment, net	$2,197	$3,059
Depreciation and amortization expense was $0.2 million for each of the three months ended September 30, 2023 and 2022. Depreciation and amortization expense was $0.7 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.
5. Accrued and Other Current Liabilities
The following table presents the components of accrued and other current liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$1,041	$2,290
Accrued vacation	462	430
Accrued 401(k) matching contributions	88	568
Operating lease liability, current portion	563	519
Other current liabilities	737	637
Total accrued and other current liabilities	$2,891	$4,444
6. Other Income, net
The following table presents the components of other income, net, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$474	$128	$1,067	$272
Investment income, net	514	369	1,633	565
Other income, net	$988	$497	$2,700	$837
7. Fair Value Measurements
As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.

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
The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of September 30, 2023:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$3,395	$—	$—
Commercial paper	—	4,467	—
Marketable securities:
Commercial paper	—	10,726	—
Corporate debt securities	—	15,799	—
U.S. federal agency securities	—	31,932	—
U.S. government securities	—	16,926	—
Total assets	$3,395	$79,850	$—

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
8. Related Party Transactions
In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.8 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $2.5 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively, which were recorded in research and development expenses. Fees incurred under this agreement generally increase as the Company enrolls more PRIME study patients. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study, and revenue varies depending on the number of tests performed for PRIME patients that are members of the Elevance Health network. The Company recognized revenues related to this agreement of $14 thousand and $17 thousand for the three months ended September 30, 2023 and 2022, respectively, and $48 thousand and $59 thousand for the nine months ended September 30, 2023 and 2022, respectively.
In February 2021, the Company entered into a commercial collaboration agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health agreed to purchase a certain minimum number of tests for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $6.0 million during the nine months ended September 30, 2023, which amount related to the minimum payments for the year ended December 31, 2022. Such minimum payments were initially recorded as deferred revenue. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. The Company also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health.
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
The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three and nine months ended September 30, 2023 and 2022.
9. Capital Structure
The Company has two authorized classes of common stock, Class A and Class B. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote and shares of Class B common stock are non-voting. Each share of Class B common stock may be converted at any time to one share of Class A common stock at the option of its holder, subject to the ownership limitations provided for in the Company’s amended and restated certificate of incorporation. In September 2023, holders of Class B common stock converted 437,500 shares of Class B common stock to 437,500 shares of Class A common stock.
The following shares of Class A common stock were reserved for future issuance:

	September 30, 2023	December 31, 2022
Warrants to purchase Class A common stock	2,775,978	2,775,978
Options to purchase Class A common stock	7,740,767	8,428,441
Restricted stock units outstanding	238,896	—
Class A common stock available for future grants under the 2021 Equity Incentive Plan	3,299,701	1,926,356
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	836,277	598,777
Total	14,891,619	13,729,552
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
The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors, and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over a four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of September 30, 2023, there were 3,299,701 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of September 30, 2023, there were 836,277 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options
Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding — December 31, 2022	8,428,441	$3.65	7.7	$115
Granted	991,866	3.49
Expired	(14,430)	0.75
Cancelled	(1,405,170)	4.22
Exercised	(259,940)	1.64
Outstanding — September 30, 2023	7,740,767	$3.60	7.1	$895
Vested and expected to vest at September 30, 2023	7,558,545	$3.58	7.1	$892
Vested and exercisable at September 30, 2023	5,478,740	$3.15	6.6	$851
RSUs
The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2022	—	$—
Granted	347,824	3.79
Forfeited	(108,928)	3.75
Vested	—	—
Outstanding — September 30, 2023	238,896	$3.80
Stock-Based Compensation Expense
The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$397	$453	$1,129	$1,287
Sales and marketing expense	106	31	583	420
General and administrative expense	679	794	2,214	2,007
Total employee stock-based compensation	$1,182	$1,278	$3,926	$3,714

The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of September 30, 2023 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$6,289	1.8
RSUs	627	3.4
Total unrecognized stock-based compensation expense	$6,916
11. Warrants
All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	September 30, 2023	December 31, 2022
$5.20	3,473	3,473
9.03	1,032,404	1,032,404
10.84	1,009,795	1,009,795
12.38	8,083	8,083
20.77	722,223	722,223
	2,775,978	2,775,978
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
The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of September 30, 2023 and December 31, 2022 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	September 30, 2023	December 31, 2022
Right-of-use assets:
Operating leases	Other assets	$1,316	$1,707
Finance leases	Property and equipment, net	1,086	1,317
Total right-of-use assets		$2,402	$3,024

Lease liabilities:
Operating leases	Accrued and other current liabilities	$563	$519
	Operating lease obligation, net of current portion	792	1,222
Finance leases	Finance lease obligation, current portion	438	464
	Finance lease obligation, net of current portion	309	626
Total lease liabilities		$2,102	$2,831

Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$78	$83	$244	$196
Interest on lease liabilities	14	20	44	42
Operating lease cost	159	116	477	349
Total lease cost	$251	$219	$765	$587

Other information
Finance leases:
Operating cash outflows	$14	$17	$44	$30
Financing cash outflows	$117	$101	$356	$186
Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$18	$1,253
Weighted-average remaining lease term (in years)	1.6	2.5	1.6	2.5
Weighted-average discount rate	6.5%	6.4%	6.5%	6.4%
Operating leases:
Operating cash outflows	$157	$151	$471	$453
Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$—	$453
Weighted-average remaining lease term (in years)	2.3	0.3	2.3	0.3
Weighted-average discount rate	7.5%	4.5%	7.5%	4.5%
Future minimum lease payments for the Company’s leases as of September 30, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023	$157	$121	$278
2024	646	467	1,113
2025	666	197	863
2026	—	2	2
2027 and thereafter	—	—	—
Total minimum lease payments	1,469	787	2,256
Less: imputed interest	(114)	(40)	(154)
Present value of future lease payments	1,355	747	2,102
Less: current portion	563	438	1,001
Long-term portion	$792	$309	$1,101
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
Indemnification
The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2023 and December 31, 2022. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
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
13. Net loss per share
The Company calculates net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the three and nine months ended September 30, 2023 and 2022, the Company reported net losses and as such, basic and diluted net loss per share are the same.
As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three and nine months ended September 30, 2023 and 2022.
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	September 30,
	2023	2022
Warrants to purchase Class A common stock	2,775,978	2,775,978
Options to purchase Class A common stock	7,740,767	8,532,949
Restricted stock units outstanding	238,896	—
Total	10,755,641	11,308,927

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
Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes streamlining patient access to the test by improving specimen acquisition and transport, conducting clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients. Clinical trials conducted to date include the Prediction and Prevention of Preterm Birth, or the PREVENT-PTB Study, Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL, and the ongoing Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs study, or PRIME study.
We believe market adoption by both health care providers and payers should be aided by the recent publication of our PREVENT-PTB study sub-analysis, positive data from our AVERT PRETERM TRIAL, our PRIME study, and other real-world evidence studies. We believe the data from these studies will be published over the coming years and, together with our current body of evidence, will further demonstrate the clinical and economic utility of our test. We look forward to the conclusion of the PRIME study, which will evaluate two co-primary endpoints, total neonatal hospital length of stay and composite neonatal morbidity and mortality. We have enrolled sufficient numbers of PRIME study patients to enable an interim analysis to occur in 2023 and expect final enrollment to occur in 2024.
Based on newly gained insights from the AVERT PRETERM TRIAL, we are working to add up to 1,000 more patients to the PRIME study to have a greater number of high-risk treated patients. At current rates, we expect enrolling these additional patients to add only a few months to the study, so we do not believe this change will impact our plan to have final PRIME study results in 2025. We will also shift statistical power from the interim look to the final readout to favor success in the final study readout and to allow us to enroll additional individuals without delaying the interim look. As a result, there are three possible outcomes of the interim look that we expect to be completed in December 2023: (1) the data safety monitoring board, or DSMB, concludes that the study may proceed to full enrollment and the final readout; (2) the DSMB instructs that the study should stop for safety reasons (which we believe is highly unlikely given that the interventions in the study are well tolerated in common use for other indications and viewed as low risk by the obstetrical community), and (3) benefit is statistically demonstrated at the interim look (which we believe is also highly unlikely due to the shift of power from interim to final). We believe scenario (1) is the most likely outcome at the interim look, which should result in continuing to full enrollment, delivery of all babies and their outcomes available and recorded, which we anticipate will all be known, analyzed, and reported in 2025.
There are approximately 140 million births globally each year, and approximately 3.7 million births annually in the United States. Of these, it is estimated that as many as 30% are affected by various complications (i.e., a high-risk pregnancy), including: preterm birth, preeclampsia, fetal growth restriction, stillbirth, hypertension of pregnancy, gestational diabetes, and others. In many cases these complications have profound short- and long-term health consequences for the mother and baby. These health consequences of preterm birth alone are estimated to be approximately $25 billion annually in the United States. This underscores that existing methods to predict adverse pregnancy outcomes are insufficient for timely and effective proactive management for the vast majority of high-risk pregnancies. We believe that positive patient outcomes are the result of appropriate care, and the primary differentiator of patient care should be based on a determination of risk informed by a number of factors including our novel diagnostic tests.
We are actively discovering and developing several additional biomarker tests to predict other specific major conditions of pregnancy, such as preeclampsia and gestational diabetes, as well as a new project to provide a risk assessment for multiple pregnancy complications identifying both those patients at lower risk (potentially requiring less care) and those at high risk (potentially requiring heightened care) in a single test. We believe these clinical tests have the potential to offer significant health benefits to women and their babies. Among other products, we are developing a test designed to provide a more accurate estimate of the delivery date for expectant mothers for the purposes of planning maternity leave, required support, travel arrangements, and related considerations.
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
We have incurred significant operating losses since inception. Our net losses were $7.2 million and $10.7 million for the three months ended September 30, 2023 and 2022, respectively, and $28.3 million and $34.4 million for the nine months ended September 30, 2023 and 2022, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.
We have taken steps to significantly reduce our annual operating expenses across all aspects of our business and we believe our cash runway is sufficient for several years based on our existing operating plans. We will continue to evaluate the allocation of our resources as we focus our efforts to accelerate the market adoption of our PreTRM test and the development and launch of additional pipeline products and services. Our evidence portfolio continues to grow with the recent publication of a PREVENT-PTB study sub-analysis of the potential benefit of care coordination and low-dose aspirin paired with PreTRM test results. We have finalized the AVERT PRETERM TRIAL primary analysis for peer review, the details of which were presented at the 2023 Cantor Fitzgerald Global Healthcare Conference in September 2023. Our real-world evidence implementation programs, targeting to expand PreTRM clinical utility data and replicate randomized controlled trial evidence in the real world, have been developed for study launches anticipated in 2024.
We will continue to opportunistically negotiate contracts with private and governmental payers and health systems with new positive data from the PREVENT-PTB study and the AVERT PRETERM TRIAL, and in anticipation of positive results from the PRIME study along with real-world evidence studies and other data we plan to generate, and we believe these efforts may eventually result in material revenues. However, if we are unable to secure payer contracts and generate significant market adoption by providers resulting in significant revenues, or if we fail to develop and successfully market our additional tests that generate additional revenues, we may be required to delay, scale back or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.
Key Components of Our Results of Operations
Revenues
Substantially all of our revenue in the near term is expected to come from sales of the PreTRM test. We expect to derive future revenues from PreTRM and other pipeline tests. As we continue to engage with payers and health systems using our latest evidence, we aim to close additional contracts which would eventually result in additional revenues when health care providers order the PreTRM test. We believe market adoption by both health care providers and payers could be aided by the recent publication of the PREVENT-PTB study sub-analysis, the publication of the AVERT PRETERM TRIAL results, and publication of positive PRIME study data and other evidence generated within the next three years. We believe market accessibility of the test could be improved by our progress toward diversifying our specimen collection methods and blood-draw partners. Revenue from our other pipeline products and services is expected to be dependent on our ability to successfully market them to patients, providers, payers, and, in most cases, a combination of the three.
Operating Expenses
Cost of Revenue
Cost of revenue reflects the aggregate costs incurred in delivering the proteomic testing results to clinicians and includes expenses for third-party specimen collection and shipping costs, as well as our lab personnel, materials and supplies, equipment, and infrastructure expenses associated with clinical testing, and allocated overhead including rent and equipment depreciation. Some of these components can vary significantly in cost and reliability of supply, and we periodically seek ways to make our supplier network more robust. For example, to address the risk posed by potential disruptions in specimen collection services described in the “Risk Factors” section of this report, we are working to engage alternative specimen collection providers beyond those that have traditionally supplied the majority of our needs. We expect costs of revenue will generally move in line with the sales of the PreTRM test.
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
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, and legal costs related to commercial efforts. We expect selling and marketing expenses will decrease for the remainder of 2023 as we recently took steps to further streamline our near-term commercial strategy to refocus on institutional sales as we generate additional clinical data. We expect selling and marketing expenses to increase in the medium to long-term as we increase our product portfolio and expand our commercial strategy as opportunity dictates.
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
We expect general and administrative expenses will decrease for the remainder of 2023 as we recently streamlined our costs to maintain the appropriate level of support for our current level of operations. We expect general and administrative expenses will remain at that level through 2024, but such expenses could increase in the long-term as needed to support future operations and anticipated revenue growth.
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
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change

	(in thousands)
	(unaudited)
Revenue	$42	$87	$(45)
Operating expenses:
Cost of revenue	44	58	(14)
Research and development	3,539	4,176	(637)
Selling and marketing	1,355	2,967	(1,612)
General and administrative	3,288	4,074	(786)
Total operating expenses	8,226	11,275	(3,049)
Loss from operations	(8,184)	(11,188)	3,004
Interest expense	(14)	(21)	7
Other income, net	988	497	491
Net loss	$(7,210)	$(10,712)	$3,502
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$1,595	$2,073	$(478)
Research and bioinformatics	1,058	1,084	(26)
Laboratory operations	886	1,019	(133)
Total research and development expenses	$3,539	$4,176	$(637)
The $0.6 million decrease in total research and development expenses was due to a $0.5 million decrease in clinical study costs and a $0.1 million decrease in laboratory operations costs. The $0.5 million decrease in clinical study costs was primarily due to a $0.3 million decrease resulting from reduced site setup activity in the PRIME study and a $0.2 million decrease in personnel costs due to decreased average headcount. The $0.1 million decrease in laboratory operations costs was primarily due to a $0.1 million decrease in personnel costs due to decreased average headcount.
Selling and Marketing Expenses
The $1.6 million decrease was due primarily to decreases of $1.2 million in personnel-related costs driven by decreased average headcount, $0.2 million in travel expenses, and $0.2 million in marketing programs and materials. These decreases are largely a result of steps we took to further streamline our near-term commercial strategy to refocus on institutional sales as we generate additional clinical data.

General and Administrative Expenses
The $0.8 million decrease was due primarily to decreases of $0.4 million in personnel-related costs driven by decreased average headcount, $0.1 million of director and officer insurance costs, and $0.1 million of stock-based compensation expense. The decreases in personnel-related costs are largely a result of steps we took to streamline our general and administrative expenses to maintain the appropriate level of support for our current level of operations.
Other Income, Net
The $0.5 million increase in other income, net was due to a $0.4 million increase in interest income related primarily to our marketable securities and a $0.1 million increase related primarily to investment income on our marketable securities.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change

	(in thousands)
	(unaudited)
Revenue	$265	$203	$62
Operating expenses:
Cost of revenue	186	134	52
Research and development	11,330	10,759	571
Selling and marketing	7,045	11,644	(4,599)
General and administrative	12,677	12,900	(223)
Total operating expenses	31,238	35,437	(4,199)
Loss from operations	(30,973)	(35,234)	4,261
Interest expense	(44)	(43)	(1)
Other income, net	2,700	837	1,863
Net loss	$(28,317)	$(34,440)	$6,123
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$4,966	$4,415	$551
Research and bioinformatics	3,232	3,274	(42)
Laboratory operations	3,132	3,070	62
Total research and development expenses	$11,330	$10,759	$571
The $0.6 million increase in total research and development expenses was due to a $0.6 million increase in clinical study costs and a $0.1 million increase in laboratory operations costs. The $0.6 million increase in clinical study costs is due to a $0.7 million increase resulting from the increased enrollment and site setup activity in the PRIME study and a $0.1 million increase in consulting costs, partially offset by a $0.3 million decrease in personnel-related costs driven by decreased average headcount. The $0.1 million increase in laboratory operations costs is primarily due to a $0.3 million increase in depreciation related to additional equipment and capitalized software and a $0.1 increase in lab equipment costs, partially offset by a $0.3 million decrease in stock-based compensation expense.
Selling and Marketing Expenses
The $4.6 million decrease was due primarily to decreases of $3.3 million in personnel-related costs driven by decreased average headcount, $0.7 million in travel expenses, $0.4 million in consulting and other professional service fees, and $0.1 million in marketing programs and materials. These decreases are largely a result of steps we took to further streamline our near-term commercial strategy to refocus on institutional sales as we generate additional clinical data.
General and Administrative Expenses
The $0.2 million decrease was due primarily to decreases of $0.7 million in director and officer insurance costs and $0.7 million in personnel-related costs driven by decreased average headcount, partially offset by increases of $0.7 million related to one-time personnel costs, $0.2 million of stock-based compensation expense, and $0.2 million of legal expenses. The decreases in personnel-related costs are largely a result of steps we took to streamline our general and administrative expenses to maintain the appropriate level of support for our current level of operations.
Other Income, Net
The $1.9 million increase in other income, net was due to a $1.1 million increase related primarily to investment income on our marketable securities and a $0.8 million increase in interest income related primarily to our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. As of September 30, 2023, we had aggregate cash, cash equivalents, and available-for-sale securities of $85.0 million, and an accumulated deficit of $239.0 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
	(unaudited)
Net cash provided by (used in):
Operating activities	$(20,423)	$(27,372)
Investing activities	64	7,129
Financing activities	136	121
Net decrease in cash and cash equivalents	$(20,223)	$(20,122)
Operating Activities
The net cash used in operating activities during the nine months ended September 30, 2023 was primarily due to a net loss of $28.3 million partially offset by non-cash charges of $4.3 million and an increase in operating assets and liabilities of $3.6 million. The net cash used in operating activities during the nine months ended September 30, 2022 was primarily due to a net loss of $34.4 million partially offset by non-cash charges of $4.6 million and an increase in operating assets and liabilities of $2.5 million.

Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023 was primarily due to $49.1 million in proceeds from maturities and sales of marketable securities and $0.3 million in proceeds from disposals of property and equipment, partially offset by $49.2 million in purchases of marketable securities. Net cash provided by investing activities for the nine months ended September 30, 2022 was primarily due to $49.3 million in proceeds from maturities and sales of marketable securities, partially offset by $41.6 million in purchases of marketable securities and $0.6 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to $0.5 million in proceeds from employee equity transactions, partially offset by $0.4 million of finance lease principal payments. Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily due to $0.3 million in proceeds from options exercised, partially offset by $0.2 million of finance lease principal payments.
Future Funding Requirements
We expect to incur significant additional operating losses and negative cash flows for the foreseeable future. We expect our losses in the future to arise principally as a result of our commercialization activities for the PreTRM test and the development, commercialization, marketing, and distribution of our other pipeline products and services, especially the costs of our PRIME study and additional evidence-generating initiatives. There can be no assurance that we will eventually achieve significant revenues or profitability, or if achieved, can sustain either on a continuing basis. If we are unable to achieve significant revenues or raise additional funding, when needed, we may not be able to continue the development or commercialization of our products and services and could be required to delay, scale back, or abandon some or all of our development programs and other operations. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Any additional equity financing may not be available on favorable terms, most likely will be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants and dilutive financing instruments. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Our future funding requirements will depend on many factors, including the following:
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

Contractual Obligations and Commitments
Our contractual obligations and commitments for the year ended December 31, 2022 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023. No material changes have occurred during the nine months ended September 30, 2023.
Critical Accounting Policies, Significant Judgments and Use of Estimates
A summary of our critical accounting policies, significant judgments, and use of estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023. There have been no significant changes in the application of our critical accounting policies, significant judgments and use of estimates during the nine months ended September 30, 2023.
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

Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.7 million in the market value of our available-for-sale debt securities as of September 30, 2023. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not believe we will be required to sell the investments before recovery, which may be maturity.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our initial public offering (“IPO”), which was completed in July 2021. Our net loss for the nine months ended

September 30, 2023 and 2022 was $28.3 million and $34.4 million, respectively. As of September 30, 2023, we had an accumulated deficit of $239.0 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop, and commercialize new products.
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
•U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies or take other actions that impose significant restrictions on, or other challenges to, our ability to sell or market our products;
•news media organizations, medical societies, or industry groups may issue publications, guidance, or analyses that negatively impact patients’ and/or health care providers’ perception or utilization of the PreTRM test (or certain types of prenatal testing and related healthcare services, generally) and thereby negatively impact our ability to sell or market the PreTRM test;
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
If the preliminary, interim or top-line data that we report differ from later or final results, or if payers, physicians or others disagree with the conclusions reached, our ability to commercialize our product candidates may be significantly impaired, which could materially harm our business, operating results, prospects or financial condition.
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

In addition, our relationships with these service providers could be scrutinized under federal and state health care laws such as the federal Anti-Kickback Statute and the Stark Law, and their implementing regulations, to the extent, for example, that these services provide a financial benefit to or relieve a financial burden for a potential referral source. If our operations are found to be in violation of any of these (or other) laws and regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, refunding of payments received by us, exclusion from government health care programs, and/or curtailment or cessation of our operations, among other potential penalties, any of which could harm our reputation and adversely affect our business, operating results, and financial condition.
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
We have implemented and strive to continuously develop and improve compliance policies and procedures intended to train our sales, billing, marketing, and other personnel regarding compliance with state and federal laws applicable to our business. Our efforts to implement appropriate monitoring of compliance with such policies and procedures are likewise ongoing. Despite our compliance policies and procedures, and related training and monitoring, we may experience situations in which employees may have failed to fully adhere to our policies and/or applicable laws in the past or in which they fail to adhere to applicable policies and/or laws in the future. Such failures may subject us to administrative, civil, and criminal actions, penalties, damages, fines, individual imprisonment, exclusion from participation in state and/or federal health care programs, refunding of payments received by us, and curtailment or cessation of our operations. In addition, commercial third-party payers may refuse to provide all or any reimbursement for tests administered, seek repayment from us of amounts previously reimbursed and harm our ability to secure network contracts with third-party payers. Any of the foregoing could adversely affect our revenue, cash flow, and financial condition, and reduce our growth prospects. As of the date hereof, we are not aware of any noncompliance with any state and federal laws applicable to our business.
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
In the United States and markets in some other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment or tests. Adequate coverage and reimbursement from third-party payers such as federal and state health care programs (e.g., Medicare and Medicaid) and commercial insurers is critical to new product acceptance. Our business depends on our ability to obtain or maintain adequate reimbursement from third-party payers. We expect third-party payers such as commercial insurers to be our most significant source of payment in the near future. In particular, we believe that for our company to achieve commercial success, it will be necessary to gain acceptance from third-party payers for the PreTRM test, and to obtain positive coverage determinations and favorable reimbursement rates from third-party payers for our tests over time. We do not yet know, however, whether and to what extent certain of our products, including those under development, will be covered or reimbursed. If we are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in-network status with, third-party payers for our existing or future tests or other products, our ability to generate revenues will be limited. For example, health care providers may be reluctant to order our tests or other products due to the possibility that a patient may incur substantial costs if third-party payer coverage or reimbursement is unavailable or insufficient. Such coverage and reimbursement may depend upon a number of factors, including the determination that the test and its use or administration for a particular patient are:
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
Obtaining coverage and reimbursement approval for a test from each third-party payer is a time-consuming and costly process that could require us to provide to each payer supporting scientific and clinical information, as well as information about patient insurance eligibility and benefits, and billing. We may not be able to provide data sufficient to satisfy third-party payers that they should cover and pay for the test. There is substantial uncertainty whether any particular payer will cover and reimburse the use of any test incorporating new technology. Even when a payer determines that a test is eligible for reimbursement, the payer may impose coverage limitations that preclude payment under certain circumstances or for certain patient populations. Moreover, eligibility for coverage does not mean that any test will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new tests, if applicable, may also not be sufficient to cover our costs and may not be made permanent. In addition, some payers may require prior authorization before they will pay for a test. We may also have to engage in lengthy and costly appeals in order to overturn payers’ coverage and reimbursement determinations and ultimately obtain payment. Furthermore, reimbursement rates may vary, for example, according to the use of the test and the clinical setting in which it is used, and may reflect budgetary constraints and/or imperfections in Medicare, Medicaid or other data used to calculate these rates.
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
Generally, two types of coding systems may be used to describe laboratory testing services: (i) CMS’s Healthcare Common Procedure Coding System, or HCPCS, and (ii) the American Medical Association’s, or AMA, Current Procedural Terminology, or CPT, coding systems. Both coding systems use alphanumeric codes to describe the services at issue. Third-party payers, including Medicare, determine which CPT or HCPCS codes they will cover, as well as the circumstances under which they will (or will not) cover those codes and the amount they will reimburse for each code. In some circumstances (such as when a laboratory becomes an in-network provider with a commercial insurer), the third-party payer will negotiate reimbursement amounts with the provider. We use CPT codes to submit claims to payers for our testing and those payers use those same codes to make payments to us.
One type of CPT code is a Proprietary Laboratory Analysis, or PLA, code. PLA codes describe proprietary clinical laboratory analyses. The AMA has issued a unique CPT® PLA code for the PreTRM test. CMS priced this code at $750 in November 2021. Before the AMA issued a PLA code for the PreTRM test, we submitted claims for reimbursement using CPT codes existing at the time based on the guidance of external coding experts.
We cannot guarantee that we will be able to negotiate favorable rates for our unique code, nor can we guarantee that we will receive reimbursement at all, especially if we are unable to collect and publish additional data and obtain positive coverage determinations for the PreTRM test or our other future tests.
We do not currently have specific CPT codes assigned for any of our other tests under development, and there is a risk that we may not be able to obtain such codes or, if obtained, we may not be able to negotiate favorable rates for such codes.
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
We are subject to a variety of complex federal and state laws and regulations applicable to the submission of claims for payment for our services. If a third-party payer or a regulatory or enforcement agency, or, in some cases, a qui tam relator, believes or alleges that we engaged in improper billing practices—including, but not limited to, not adequately pursuing patient cost share responsibilities or submitting improper CPT codes, multipliers or modifiers on our claims—we may be subject to investigation and/or enforcement actions under federal and/or state law.
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
We may be considered to be an out-of-network provider with respect to the large commercial insurers from which we may receive reimbursement in the future. Physician groups and other health care providers may view this negatively and may insist upon only using laboratories that are in-network with their patients’ insurance companies. These types of decisions could reduce our revenue and harm our financial condition.

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
In addition, there has been a longstanding trend of heightened U.S. federal and state scrutiny of payments made to physicians and other referral sources, which are governed by various state and federal laws and regulations including the Stark Law, the federal Anti-Kickback Statute, the Physician Payments Sunshine Act, the Eliminating Kickbacks in Recovery Act of 2018, and the federal False Claims Act, as well as state equivalents of such laws.

While we have implemented and strive to continuously develop and improve compliance policies and procedures intended to address compliance with applicable federal and state laws and regulations, including applicable fraud and abuse laws and regulations such as those described in this risk factor, the evolving compliance environment and the need to build and maintain robust and scalable systems to comply with regulations in multiple jurisdictions with different compliance and reporting requirements increases the possibility that we could inadvertently violate one or more of these requirements.
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
In the event of any CLIA-related violations, CMS has the authority to impose a wide range of sanctions, including revocation of the CLIA certification, directed plans of correction, onsite monitoring, civil monetary penalties, civil injunctive suits, a bar on the ownership or operation of a CLIA-certified laboratory by any owners or operators of the deficient laboratory, and many others, depending on the nature of the CLIA violation. Any sanction imposed under CLIA and its implementing regulations, including but not limited to those applicable to proficiency testing, or our failure to renew a CLIA certificate, could have a material and adverse effect on our business, operating results and financial condition. If we were to lose our CLIA certification, we would not be able to operate our clinical laboratory or conduct our testing, which would adversely impact our business, operating results, and financial condition. In such case, even if we were able to bring our laboratory back into compliance, we could incur significant expenses and lose revenue while doing so. Failure to maintain CAP accreditation could likewise have a material adverse effect on the sales of our tests and the results of our operations.

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
The FDA may finalize its rulemaking to regulate Laboratory Developed Tests or Congress may take action to reform the current legal requirements applicable to LDTs. In either case we may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests or launching any other tests we may develop, which may increase the cost of conducting, or otherwise harm, our business.
We currently market the PreTRM test as an LDT and may in the future market other tests as LDTs. Although historically the FDA applied a policy of enforcement discretion with respect to LDTs whereby the FDA does not generally actively enforce its regulatory requirements for such tests, in October 2023, the FDA issued a proposed rule that is aimed at regulating LDTs under the current medical device framework. The agency’s proposal also includes a plan to phase out its current enforcement discretion policy over several years. This FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other in vitro diagnostic tests, as discussed further below. The likelihood of the FDA finalizing its proposed rule following a public comment period, as well as potential litigation challenging its authority to take such action, is uncertain at this time as stakeholders continue to press for a comprehensive legislative solution instead of administrative agency action. If there are changes in FDA regulations or legislative authorities such that the agency begins to exercise oversight over LDTs, or if the FDA disagrees that our marketed tests are within the scope of its criteria used for defining LDTs, we may become subject to extensive regulatory requirements and may be required to stop selling our existing test or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. If the FDA allows our tests to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders from health care providers or reimbursement for our tests may decline.
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
Moreover, if the FDA were to disagree with our conclusion that the PreTRM test falls within the scope of the agency’s LDT definition and that the PreTRM test is thus subject to FDA’s medical device authorities and implementing regulations today, even in the absence of final rulemaking to regulate all LDTs as devices, the agency could require that we obtain premarket approval or another type of device premarket authorization in order for us to commercialize the PreTRM test. As part of this process, we may also be required to conduct additional clinical testing before applying for commercial marketing authorization. Clinical trials must be conducted in compliance with FDA regulations in order to support a marketing submission to the agency for a regulated product, or the FDA may take certain enforcement actions or reject the data. Performing additional, new clinical studies and trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize the PreTRM test, any or all of which would adversely impact our business. Any such clinical trial may need to comply with recent amendments to the FD&C Act requiring sponsors of most clinical studies of investigational devices to develop and submit a diversity action plan to the FDA. If we were to be required to develop a diversity action plan for any future clinical trial, such an obligation could result in further costs and potentially delay our ability to begin such a clinical trial.
In addition, as noted above, Congress had been working on legislation to create an LDT and In Vitro Diagnostic, or IVD, regulatory framework that would be separate and distinct from the existing medical device regulatory framework. Reform legislation called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act garnered bipartisan and bicameral support in recent years but failed to move out of committee during the last congressional sessin. As drafted and re-introduced for consideration by the current Congress, the VALID Act would codify the term “in vitro clinical test,” or IVCT, and create a new medical product category separate from medical devices to include products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. The FDA’s October 2023 publication of an LDT proposed rule that would apply the existing medical device framework to laboratory-developed products has renewed stakeholder calls for a more targeted approach to modernizing the federal government’s oversight of clinical diagnostic tests. It remains possible that congressional action in this area could displace the need for the FDA to complete its recently proposed rulemaking.
If Congress were to pass the VALID Act or any other legislation applicable to the FDA’s regulation of LDTs, or if the FDA were to successfully promulgate new regulations for such products through the recently initiated notice-and-comment rulemaking or a future rulemaking proceeding, we will likely be subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements, and quality control requirements. Any legislation or formal FDA regulatory framework affecting LDTs is also likely to have premarket application requirements prohibiting commercialization without FDA authorization and controls regarding modification to the tests that may require further FDA submissions. Any such process would likely be costly and time-consuming.
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
The Federal Trade Commission, or FTC, and/or state enforcement or regulatory agencies (including but not limited to the offices of state attorneys general) may object to the materials and methods we use to promote our current tests or other LDTs we may develop in the future, including with respect to the product claims in our promotional materials, and may initiate enforcement actions against us. Enforcement actions by the FTC may include, among others, injunctions, civil penalties, and equitable monetary relief. Recently the FTC has become more active in its scrutiny of health claims used in advertising goods and services, including through its publication of a sweeping “health products compliance guidance” document in December 2022.

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
In addition, California voters also approved a new privacy law, the California Privacy Rights Act, or CPRA, on November 3, 2020 which went into effect in January 2023 with enforcement commencing in July 2023. CPRA modifies the CCPA significantly, resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. The CPRA imposes additional obligations on companies covered by the legislation and expands consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency vested with authority to implement and enforce the CCPA and the CPRA. A number of other states have enacted their own privacy laws, including Colorado, Connecticut, Delaware, Florida, Indiana,

Iowa, Montana, Oregon, Tennessee, Texas, Utah, and Virginia, increasing our regulatory compliance burden and risk. Similar laws have also been proposed in other states and at the federal level.
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
•The Stark Law, also known as the physician self-referral prohibition, which, unless an exception applies, generally prohibits physicians or an immediate family member from making referrals for certain designated health services covered by Medicare or Medicaid, including clinical laboratory services, if the physician or an immediate family member has a prohibited financial relationship with the entity providing the services at issue. Many states have statutes that are similar to the Stark Law. Federal and state enforcement agencies may assert that a claim including items or services resulting from a violation of the Stark Law or state law equivalent constitutes a false or fraudulent claim for purposes of the federal FCA or any state false claims statute.
•The federal False Claims Act imposes civil liability on any person or entity that, among other things, knowingly presents, or causes to be presented, to the federal government, claims for payment that are false or fraudulent; and/

or knowingly makes, uses, or causes to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government. The FCA also prohibits the knowing retention of overpayments (sometimes referred to as “reverse false claims”) and permits private individuals acting as “whistleblowers” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. The federal government may elect or decline to intervene in such matters, but if the government declines intervention, the whistleblower may still proceed with the litigation on the government’s behalf.
•The federal Civil Monetary Penalties Law, or CMP Law, which, unless an exception applies, prohibits, among other things, (1) the offering or transfer of remuneration to a beneficiary of Medicare or a state health care program, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. Violations of the CMP Law may result in the imposition of civil monetary penalties, as well as damages and possible exclusion from participation in state and federal health care programs.
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
•HIPAA, as amended by HITECH and its respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered health care providers, health plans, and health care clearinghouses as well as their respective business associates. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. There are additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
•The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which is an all-payer anti-kickback law that criminalizes the offer, payment, solicitation, or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for referring, to induce referrals of, or in exchange for referring patients to recovery homes, clinical treatment facilities, or laboratories, unless an exception applies. Most of the safe harbors applicable under the AKS are not reiterated under EKRA’s exceptions. Therefore, compliance with an AKS safe harbor may not guarantee protection under the EKRA. EKRA thus could be interpreted to potentially expand the universe of arrangements that could be subject to enforcement under federal fraud and abuse laws, as well as substantial penalties.
•State data privacy and security laws, which may be more stringent than HIPAA. For example, the CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of certain entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CCPA is expected to increase data breach litigation and may increase our compliance costs and potential liability. Many similar laws have been proposed at the federal level and in other states; in the event that we are subject to or affected by any such privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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

We are not currently eligible to use a short-form Form S-3 registration due to our failure to timely file a current report on Form 8‑K relating to the resignation of one of our named executive officers, which we resolved by the filing of an 8-K on July 31, 2023. As management continues to work with outside counsel to adopt formal training procedures to periodically educate the Company’s officers as to the Company’s SEC reporting responsibilities, our principal executive and principal financial officers have concluded that we had effective disclosure controls and procedures as of September 30, 2023. However, we cannot provide assurance that we will not have further lapses in our disclosure controls and procedures, which could result in our failure to provide accurate and timely disclosure to our investors.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(a)    Sales of Unregistered Securities
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
(c)    Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended September 30, 2023.
Item 5. Other Information
(a)
Appointment of Chief Executive Officer and Employment Agreement with Evguenia (Zhenya) Lindgardt
On November 6, 2023 (the “Effective Date”), the Company’s Board of Directors (the “Board”) appointed Evguenia (Zhenya) Lindgardt, the Company’s sitting interim Chief Executive Officer, as President and Chief Executive Officer of the Company, effective November 6, 2023. In connection with such appointment, the Company entered into an employment agreement with Ms. Lindgardt, pursuant to which Ms. Lindgardt is entitled to an initial annual base salary of $496,400, effective as of her starting date as interim Chief Executive Officer on June 8, 2023 (the “Start Date’), subject to increase by the Board or the compensation committee of the Board, with an additional payment equal to a pro-rata portion of such annual base salary for the period between May 15, 2023 and the Start Date (the “Lindgardt Employment Agreement”). The Lindgardt Employment Agreement also provides that Ms. Lindgardt is eligible to participate in an annual bonus plan provided by the Company. Ms. Lindgardt’s annual target bonus opportunity is equal to 60% of her base salary, prorated in 2023 for time of service following the Start Date, with the actual amount of the bonus, if any, to be determined by the Board. In addition, the Lindgardt Employment Agreement provides for a grant of an initial award of 800,000 restricted stock units (“RSUs”), which was granted on November 6, 2023, vesting over four years in equal quarterly installments commencing on the grant date. Ms. Lindgardt will also be eligible, after the Start Date, to receive additional equity incentive grants, as determined by the Board or its compensation committee, in its sole discretion, pursuant to the Company’s 2021 Equity Incentive Plan or any subsequent equity incentive plan the Company may adopt (each individually and all collectively, the “Plan”). In addition, Ms. Lindgardt will be eligible, after the Effective Date, to receive (i) additional equity awards pursuant to a Plan and award agreements thereunder, and (ii) additional bonus compensation, as determined by the Board, in its sole discretion; it being the intention of the Board to maintain Ms. Lindgardt’s aggregate compensation at levels appropriate and customary to those of companies similar in industry, stage, and circumstances to that of the Company. Ms. Lindgardt is eligible to participate in the Company’s employee benefit plans from time to time in effect for similarly-situated employees of the Company, which may include short-term disability, long-term disability and 401(k) retirement savings plans, and to reimbursement of business expenses.

The Lindgardt Employment Agreement provides that if the Company has not undergone a Change of Control (as defined in the Plan), or at any time outside the Protected Period (as defined below), either (1) the Company terminates Ms. Lindgardt’s employment for any reason other than for Cause (as defined in the Lindgardt Employment Agreement), death or Disability (as defined in the Lindgardt Employment Agreement), or (2) Ms. Lindgardt terminates her own employment for Good Reason (as defined in the Lindgardt Employment Agreement), then she is entitled to receive the following severance benefits: (i) on the 60th day following the termination, the Company will pay a lump sum amount equal to 12 months of her base salary at the rate in effect at the time of the termination; and (ii) the time-based vesting of all equity incentive grants held by Ms. Lindgardt at the time of the termination will accelerate with respect to 37.5% of the unvested shares subject thereto.
The Lindgardt Employment Agreement further provides that if, at any time within 3 months preceding and 12 months following a Change of Control (the “Protected Period”), either (1) the Company terminates Ms. Lindgardt’s employment for any reason other than Cause, death or Disability, or (2) Ms. Lindgardt terminates her own employment for Good Reason, then she is entitled to receive the following severance benefits: (i) on the 60th day following such termination of employment, the Company will pay Ms. Lindgardt a lump sum amount equal to the sum of 12 months of her annual base salary at the rate in effect at the time of the termination of employment, plus the target annual bonus of the year of termination; and (ii) the time-based vesting of all equity incentive grants held by Ms. Lindgardt at the time of the termination will accelerate with respect to 100% of the unvested shares subject thereto.
In addition, the Lindgardt Employment Agreement provides that if either (1) the Company terminates Ms. Lindgardt’s employment for any reason other than for Cause, death or Disability, or (2) Ms. Lindgardt terminates her own employment for Good Reason, whether inside or outside the Protected Period, the Company will pay Ms. Lindgardt’s monthly premium under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) until the earliest of (x) the close of the 12 month period following Ms. Lindgardt’s termination date, (y) the expiration of Ms. Lindgardt’s continuation coverage under COBRA, and (z) the date when Ms. Lindgardt becomes eligible to receive health insurance coverage in connection with new employment or self-employment.
Pursuant to the Lindgardt Employment Agreement, the above-described severance is conditioned on Ms. Lindgardt’s (i) execution of a general release of all claims (in a form prescribed by the Company), which must be effective and irrevocable prior to the 60th day following the termination of employment, (ii) return of all property of the Company in her possession, and (iii) cooperation in good faith with the Company for a transition period not to exceed 60 days to ensure an efficient transfer of her duties and responsibilities.
Ms. Lindgardt is also subject to noncompetition and nonsolicitation provisions during her employment with the Company and one year thereafter.
The foregoing description of the Lindgardt Employment Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the Lindgardt Employment Agreement, a copy of which is attached hereto as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.
Ms. Lindgardt, 49 years of age, served as the Company’s interim Chief Executive Officer since May 14, 2023 and has served as a member of the Board since her appointment in November 2021. Ms. Lindgardt has served as Chief Executive Officer of The Commons Project Foundation, a non-profit public trust established with support from the Rockefeller Foundation, since October 2021. From August 2020 to October 2021, Ms. Lindgardt served as a Managing Director of her Family office. From April 2019 to August 2020, Ms. Lindgardt served as Vice President of Platform and Customer Engagement of the Executive Team at Uber Technologies Inc., a publicly traded transportation network company. Prior to this role, from October 2000 to April 2019, Ms. Lindgardt served as Senior Partner and Managing Director at The Boston Consulting Group, a global consulting company. Ms. Lindgardt also served on the board of directors of City Harvest, a New York City hunger charity from June 2017 to June 2020. Ms. Lindgardt received her B.S. degree in business administration from the University of Southern California and her MBA from Harvard University.
There is no arrangement or understanding with any person pursuant to which Ms. Lindgardt was appointed as Chief Executive Officer of the Company. There are no family relationships between Ms. Lindgardt and any director or executive officer of the Company, and she is not a party to any transaction requiring disclosure under Item 404(a) of Regulation S-K.

Appointment of Chief Financial Officer and Employment Agreement with Austin Aerts
On November 6, 2023, the Board also appointed Austin Aerts, the Company’s sitting interim Treasurer and Chief Financial Officer, as Treasurer and Chief Financial Officer. In connection with such an appointment, the Company entered into an employment agreement with Mr. Aerts, except as expressly provided otherwise therein, effective for all purposes as of June 7, 2023 (the “Effective Date”), pursuant to which Mr. Aerts is entitled to an initial annual base salary of $357,850, subject to increase by the Board or the compensation committee of the Board (the “Aerts Employment Agreement”). The Aerts Employment Agreement also provides that Mr. Aerts is eligible to participate in an annual bonus plan provided by the Company. Mr. Aerts’ annual target bonus opportunity for 2023 is 40% of his base salary, prorated for time of service, and with respect to the calendar year ending December 31, 2023, with the actual amount of the bonus, if any, contingent based on achievements mutually agreed upon by Mr. Aerts and Mr. Aerts’ supervisor. In connection with Mr. Aerts’ promotion to the position of Treasurer and Chief Financial Officer, the Aerts Employment Agreement provides for a grant of an initial award of 210,000 RSUs, which was granted on November 6, 2023 pursuant to the Company’s 2021 Equity Incentive Plan, vesting over four years in equal quarterly installments commencing on the grant date. Mr. Aerts will also be eligible, after the Effective Date, to receive additional equity incentive grants pursuant to a Plan.
The Aerts Employment Agreement provides that in the event that Mr. Aerts’ employment with the Company is terminated by the Company without Cause (as defined in the Aerts Employment Agreement) or by Mr. Aerts for Good Reason (as defined in the Aerts Employment Agreement), then the vesting of all options held by Mr. Aerts at the time of the termination will accelerate (i) with respect to 37.5% of the unvested shares subject thereto, or (ii) if such termination occurs within 30 days prior to or within 12 months after a Change of Control, with respect to 100% of the unvested shares subject thereto. Mr. Aerts is also eligible to participate in the Company’s employee benefit plans from time to time in effect for similarly-situated employees of the Company, which may include short-term disability, long-term disability and 401(k) retirement savings plans, and to reimbursement of business expenses.
The Aerts Employment Agreement further provides that in the event that (1) Mr. Aerts’ employment is terminated other than for Cause, death or Disability (as defined in the Aerts Employment Agreement) or (2) Mr. Aerts terminates his own employment for Good Reason, then he is entitled to receive the following severance benefits: (i) on the 60th day following the termination, the Company will pay Mr. Aerts a lump sum amount equal to 6 months of his base salary at the rate in effect at the time of the termination, and (ii) the Company will provide health insurance reimbursement until the earliest of (x) the close of the 12 month period following Mr. Aerts’ termination date, (y) the expiration of Mr. Aerts’ continuation coverage under COBRA, and (z) the date when Mr. Aerts becomes eligible to receive health insurance coverage in connection with new employment or self-employment.
In addition, the Aerts Employment Agreement provides that in the event that Mr. Aerts’ employment is terminated due to his death or Disability and (x) the Company does not provide any insurance benefits payable to Mr. Aerts or his beneficiaries upon his death or Disability, and (y) the Company has previously, but not necessarily in the then applicable calendar year, achieved $10,000,000 in annual gross revenue in a calendar year, then, on the 60th day following termination, the Company shall pay Mr. Aerts a lump sum amount equal to 6 months of the base salary at the rate in effect at the time of the termination of employment.
Pursuant to the Aerts Employment Agreement, the above-described severance is conditioned on Mr. Aerts’ (i) execution of a general release of all claims (in a form prescribed by the Company), which must be effective and irrevocable prior to the 60th day following the termination of employment, (ii) return of all property of the Company in his possession, and (iii) cooperation in good faith with the Company for a transition period not to exceed 60 days to ensure an efficient transfer of his duties and responsibilities.
Mr. Aerts is also subject to noncompetition and nonsolicitation provisions during his employment with the Company and one year thereafter.
The foregoing description of the Aerts Employment Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the Aerts Employment Agreement, a copy of which is attached hereto as Exhibit 10.2 to this Quarterly Report and is incorporated herein by reference.
Mr. Aerts, 37 years of age, has more than ten years of finance and accounting experience in a variety of roles, and eight years of experience in the medical diagnostics industry. Mr. Aerts joined the Company in July 2017 and has served as Assistant Controller, Director of Accounting, Vice President of Finance and Corporate Controller, and most recently the interim Chief Financial Officer. While in these positions, Mr. Aerts implemented numerous financial process and internal control improvements, and has been responsible for financial reporting, audit management, technical accounting, financial risk, cash management, planning, and other vital financial responsibilities, including playing a key role in assisting with the Company’s initial public offering in 2021. Prior to joining the Company, Mr. Aerts worked at Ernst & Young LLP (“EY”) as an assurance professional assisting with the review and audit of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and evaluating SOX 404 compliance, among other responsibilities. After his time at EY and before joining the Company, Mr. Aerts worked in the finance department at Myriad Genetics, Inc. Mr. Aerts holds a Master of Accounting from the University of Utah and is a Certified Public Accountant licensed in the State of Utah.
There is no arrangement or understanding with any person pursuant to which Mr. Aerts was appointed as Chief Financial Officer of the Company. There are no family relationships between Mr. Aerts and any director or executive officer of the Company, and he is not a party to any transaction requiring disclosure under Item 404(a) of Regulation S-K.
Compensation Reduction
In addition, on November 6, 2023, the Company reduced compensation for each of the Company’s executive officers (Evguenia (Zhenya) Lindgardt, Austin Aerts, John Boniface, Robert Harrison, Benjamin Jackson, and Paul Kearney) by decreasing each respective annual base salary by 15% and each respective annual target bonus by 50%. These reductions will apply proportionally to all executive officers, including Evguenia (Zhenya) Lindgardt and Austin Aerts, effective as of November 6, 2023, and are expected to result in savings of at least $900,000 in 2024.
Grants of RSUs
On November 6, 2023, the Company granted new RSU awards to all employees of the Company. The RSU awards were made under the Company’s 2021 Equity Incentive Plan and are subject to the terms provided in the Company’s 2021 Equity Incentive Plan and the individual RSU award agreements, the form of which is attached hereto as Exhibit 10.3 to this Quarterly Report and is incorporated herein by reference. The awards granted to the Company’s executive officers were as follows; the 175,000 RSUs granted to Evguenia (Zhenya) Lindgardt are in addition to the RSUs granted under the Lindgardt Employment Agreement, and the 125,000 RSUs granted to Austin Aerts are in addition to the RSUs granted under the Aerts Employment Agreement.

Last Name	First Name	Title	Number of RSUs Granted	Vesting Schedule
Lindgardt	Evguenia (Zhenya)	Chief Executive Officer	175,000	(1)
Aerts	Austin	Chief Financial Officer	125,000	(1)
Boniface	John	Chief Scientific Officer	125,000	(1)
Harrison	Robert	Chief Information Officer	125,000	(1)
Jackson	Benjamin	General Counsel	125,000	(1)
Kearney	Paul	Chief Data Officer	125,000	(1)
(1) Vesting Schedule: The RSUs vest over two years in equal quarterly installments, starting on the grant date, subject to the executive officer’s continued service through each vesting date.
The Company believes these new awards will help in retaining talent key to the Company’s refocused strategic vision.
(c) Securities Trading Plan of Directors and Executive Officers
During the quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy Rule 10b5-1(c) of the Exchange Act nor any “non-Rule 10b5-1 trading arrangement,” as defined by SEC rules.

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

10.1+	Employment Agreement by and between the Registrant and Evguenia (Zhenya) Lindgardt, dated November 6, 2023.
10.2+	Employment Agreement by and between the Registrant and Austin Aerts, dated November 6, 2023.
10.3+	Form of Restricted Stock Unit Agreement under the Registrant’s 2021 Equity Incentive Plan.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

SERA PROGNOSTICS, INC.

Date: November 8, 2023	/s/ Zhenya Lindgardt
Zhenya Lindgardt
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	/s/ Austin Aerts
Austin Aerts
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)