Form 10-K
period 2023-12-31
SERA PROGNOSTICS, INC.
filed 2024-03-20
CIK 1534969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the Nasdaq Stock Exchange on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $91.7 million. As of March 15, 2024, the registrant had 31,457,902 and 967,759 shares of Class A and B common stock, $0.0001 par value per share, outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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

PART I
Item 1. Business
Overview
We are a women’s health company utilizing our proprietary proteomics and bioinformatics platform, and significant data resources to improve maternal and neonatal health by discovering, developing, and commercializing blood-based biomarker tests, and predictive analytic products and services. Our vision is to deliver pivotal and actionable information to pregnant women, their physicians, and health care payers to significantly enhance a mother’s pregnancy journey, improve maternal and neonatal health, and dramatically reduce health care costs. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing, data, and economic analysis enables us to provide physicians, patients, and consumers with personally insightful, clinically meaningful, and economically impactful information designed to improve the pregnancy experience and outcomes for mothers and babies.
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
Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes streamlining patient access to the test by improving specimen acquisition and transport and conducting clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients. Our key clinical trials to date include the Prediction and Prevention of Preterm Birth, or the PREVENT-PTB Study, Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL, and the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs study, or the PRIME study. Manuscript results of these studies demonstrate consistency in the reported beneficial impact of the PreTRM test and treat strategy. Specifically, this includes evidence of a prolongation of gestation, shortened hospital or NICU length of stay, and improvements in measures of neonatal morbidity/mortality. A model that is emerging is that by identifying and intervening on at-risk pregnancies, not identifiable by other approaches, babies destined for premature delivery remain in utero longer. This prolongation of gestation in the preterm period leads to more mature babies that require shorter hospital/NICU stays due to improved neonatal health. The PRIME study, for which enrollment was stopped due to efficacy at the interim analysis and is being prepared for publication, includes the same primary and secondary endpoints as the AVERT PRETERM TRIAL and affords the continued assessment of this model.
We have built an advanced, proprietary, and scalable proteomics and bioinformatics platform to characterize the biology of pregnancy and to discover and validate key protein biomarkers found in blood that are highly accurate predictors of dynamic changes that occur during pregnancy. By incorporating our proprietary technology platform into our rigorous data-driven development process, we have created a differentiated approach for effectively addressing major milestones, conditions, and features of pregnancy. We believe our large and growing pregnancy dataset (clinical, demographic, and proteomic) is a substantial asset for understanding pregnancy complications, health inequities, and the personal pregnancy journey. We envision that our comprehensive approach will enable us to fully characterize one of the most important periods in the lives of women and their babies, and will help to improve each of their well-being.
We are actively discovering and developing several additional biomarker tests to predict other specific major conditions of pregnancy, such as a pregnancy risk prediction panel test. We believe these tests have the potential to offer significant health benefits to women and their babies. Among other products, we are developing a test designed to provide a more accurate estimate of the delivery date for expectant mothers for the purposes of planning maternity leave, required support, travel arrangements, and related considerations.

Our Proprietary Technology Platform
The complexities of the biological processes occurring during pregnancy have been a major obstacle in developing effective tests for pregnancy-related conditions. We are working to overcome this obstacle through our development of a proprietary technology platform consisting of biobanks, advanced mass spectrometry, immunoassays, and other proteomic analytic methods and bioinformatics, which enables superior characterization of the biology of pregnancy and more accurate prediction of pregnancy outcomes.
An analysis of protein pathways and expression at various points during pregnancy reveals the constantly evolving and dynamic changes affecting both the mother and the baby. Earlier detection of changes in protein expression indicating the emergence of adverse pregnancy outcomes can enable proactive management of those conditions. A fundamental component of our platform is our proprietary biobank, consisting of comprehensive, clinically and demographically annotated specimens collected from thousands of pregnant U.S. women, representing the broad demographic and geographic diversity inherent in the U.S. population. This differentiated resource enables us to develop and broadly validate our predictors. Further biobank diversity is also provided through our scientific collaborations with leading maternal fetal medicine experts around the globe, enabling us to analyze specimens collected from patients in the United States, Europe, Asia and Africa. In strict adherence to the authoritative National Academy of Medicine, or NAM, guidelines, we apply our innovative mass-spectrometry and other proteomic analytical methods and our protein information network knowledge to probe biobank specimens for meaningful protein expression changes. We then subject the data to detailed bioinformatics analysis and use advanced tools, such as machine learning and artificial intelligence, to find relationships between various proteins and to discover important predictors.
Our Discovery, Development, and Commercialization Approach
Our product discovery and development approach is based on rigorous science and health-based economic analyses as we discover, develop and commercialize biomarker tests and predictive analytic products and services designed to transform pregnancy-related care for patients, doctors and payers. We have initially applied our platform and capabilities to address the problem of preterm birth, given its profound health and economic impacts worldwide. In the future, we may use this technology to develop products for a number of health conditions other than premature birth. Our development and commercialization strategy also involves transitioning some products from proteomic discovery platforms (such as mass spectrometry) to immunoassays, which we believe also have low costs, high-throughput, and ease of implementation. Technology development also includes removing bottlenecks in specimen collection and shipment by use of whole-blood collection and ambient shipping.
We use the following multifaceted approach in our research, development and commercialization efforts:
•Significant Unmet Need: We select specific conditions or features of pregnancy that are clinically and personally meaningful and economically important and with significant unmet needs that lack effective solutions.
•Proteomic and Bioinformatics Platform: We utilize our platform to understand the biology underlying selected pregnancy-related conditions in order to discover, verify and broadly validate high-performing predictive biomarker tests and predictive analytic products and services.
•Immunoassays: We identify antibodies to discovered pregnancy biomarkers and develop immunoassays for use in our CLIA laboratory and eventual use in ex-US territories.
•Whole-Blood Collection and Ambient Shipment: We migrate from discoveries made in our serum pregnancy biobank and temperature-controlled specimen shipment to whole-blood collection and ambient shipment.
•Demonstration of Health and Economic Impact of Our Test and Treat Strategy: We believe a critical element of our success will be to demonstrate the beneficial health and economic impacts of using the information provided by our biomarker tests.
•Societal Guidelines: We believe that broad market adoption of a product benefits from the product being included in clinical societal guidelines and therefore we work closely with organizations such as the Society for Maternal-Fetal Medicine and the American College of Obstetricians and Gynecologists, as we keep them apprised of our accumulating evidence development.

•Payment and Reimbursement: We have focused on building third-party reimbursement for early commercialization of our clinical tests, by seeking to leverage the health and economic benefits conferred by our biomarker approach to gain reimbursement from integrated systems, large physician practices, and major health insurance payers. Other products or market segments may be more conducive to direct patient or consumer payment models.
Our Pipeline
We are developing a robust pipeline of novel blood-based biomarker tests for a number of major pregnancy related conditions beyond preterm birth by leveraging the biological insights provided by our proprietary technology platform. Our product candidates are designed to accurately predict and enable better management of a range of serious pregnancy-related conditions. We believe these product candidates, if successfully developed, have the potential to address significant unmet needs by providing more accurate detection of these pregnancy-related conditions and providing patients with meaningful information and physicians with earlier opportunities for interventional treatment.
Our biomarker pregnancy pipeline consists of the following:
Our Strengths
We attribute our success and future growth prospects to the following:
•Our differentiated approach to understanding and addressing major conditions of pregnancy. We take a focused and data-driven approach based on rigorous science to understand the biology of pregnancy and the health and economic impacts of major pregnancy conditions. Our approach involves conducting controlled trials and health economic analyses to demonstrate the beneficial health and economic impacts of using the information provided by our products. We also work with leading health economists and organizations to build rigorous models that describe how the application of our products impacts both health and economic outcomes. Leveraging the demonstrated short- and long-term health and economic benefits of our approach, we aim to gain reimbursement from integrated systems, large physician practices, self-insured employers and major health insurance payers by working with them to demonstrate the benefits of using our products. We also expect to explore alternative payment models for some products and market segments. We will then seek to capitalize on reimbursement decisions to facilitate obtaining widespread commercial coverage of our biomarker tests from other health care payers, while also expanding any successful alternative payment models for these and other products.

•Our proprietary and scalable proteomics, bioinformatics platform technology, and clinical outcome data creates clinically meaningful and economically impactful predictions for pregnancy. We believe our proprietary proteomic and bioinformatics technology platform has the potential to enable critical advances in the management of pregnancy and its outcomes. Our platform consists of biobanks, advanced mass spectrometry, immunoassays, and other proteomic analytic methods and bioinformatics, which enables superior characterization of the biology of pregnancy and accurate characterization of pregnancy outcomes and features. Intrinsic to our technology expertise is the ability to identify antibodies to proteomically-discovered biomarkers to allow transition from mass spectrometry to simple, high-throughput, lower-cost immunoassay approaches over time. We believe this platform has the potential to address significant unmet needs in the large, underserved market for the prediction of outcomes associated with pregnancy. Our research allows for the development of testing technology on other platforms in cases when partnering with leading instrument providers proves to be the most effective route to broad-based adoption for any of our products.
•Whole-Blood Collection and Ambient Shipment. We have years of experience evaluating whole-blood collection approaches and methods of ambient shipment. We leverage our discovered serum biobank-based clinically meaningful predictions to translate to whole-blood collection and ambient specimen shipment. This can lower costs, ease patient/consumer experience and accelerate market penetration.
•The PreTRM Test, which is the only broadly validated, commercially available blood test proven to predict the risk of an individual woman to deliver prematurely. The predictive performance of the PreTRM biomarkers has been extensively validated in diverse populations and geographies and enables earlier proactive care addressing higher preterm birth risk that occurs among the 3.7 million annual singleton pregnancies in the United States. We believe that based on our growing body of evidence regarding the clinical and economic benefits of the PreTRM test, as greater payer and physician adoption and supportive medical society guidelines occur, the PreTRM test has the potential to become an important standard of care for preterm birth.
•Collaboration with Elevance Health. We have contracted for early payment for the PreTRM test through our commercial collaboration with Elevance Health. We believe this and other collaborations may help with broader market adoption through coverage decisions by major payers.
•Broad pipeline covering additional significant conditions of pregnancy. We are also developing a novel pipeline of blood-based biomarker tests and predictive analytic products and services directed at a number of major pregnancy-related conditions and features beyond preterm birth by leveraging the biological insights provided by our proprietary technology platform. We believe these product candidates, if successfully developed, have the potential to address significant unmet needs by providing more accurate detection of these pregnancy-related conditions and features, which in turn can give consumers helpful information about their pregnancy journey and give patients and physicians earlier opportunities for interventional treatment.
•Deeply experienced team in development and commercialization of molecular diagnostics tests and predictive analytic products and services. Our team has decades of experience in building and commercializing molecular diagnostics tests and predictive analytic products and services. We have worked to build a first-class scientific organization capable of harnessing and translating our platform technologies into innovative solutions. We strive to deliver actionable information to pregnant women, their physicians and payers to improve the pregnancy experience and the health of patients as well as the economics of health care delivery. Our experienced discovery and development team performs rigorous bioinformatics analyses and strictly adheres to the authoritative NAM guidelines on how to reliably develop and validate omics predictions made on complex biological data sets. Adhering to these guidelines, in the case of predicting preterm birth, we have been able to document generalizable biomarker predictive performance across independent cohorts of patients from the United States, Europe, Asia and Africa. Reflective of the scientific rigor of our efforts, our scientists have published best practice recommendations for the analysis of preterm delivery data. We believe this will improve the quality of statistical analysis of research data related to proteomic test development, enabling the broad community of statisticians, researchers, clinicians and regulators to better validate predictions prior to their clinical use.
Our Strategy
Our vision is to deliver pivotal and actionable information to pregnant women, their physicians and health care payers to significantly improve the pregnancy experience and maternal and neonatal health, and to dramatically reduce health care costs. Our goal as The Pregnancy Company is to discover, develop and commercialize commercially and clinically meaningful and economically impactful biomarker tests and predictive analytic products and services designed to improve the pregnancy experience and pregnancy outcomes. We assess product opportunities across physician-ordered, direct-to-consumer and business-to-business commercialization models and both payer-reimbursed, and consumer-pay approaches. We believe it is critical to develop products that will be viewed as cost-effective by payers in order to receive reimbursement for our tests. We aim to accomplish our vision by implementing the following strategies:
•Expand payments for the PreTRM test to a variety of market segments and payment models to maximize the commercial opportunity. We believe that growing payment for the PreTRM test by integrated systems, large physician practices, self-insured employers, major health insurance payers and even patient self-payment models should help drive physicians to more broadly offer the testing to their patients, thereby expanding the number of U.S. pregnancies benefiting from our technology. We also believe that based on our growing body of evidence regarding the clinical and economic benefits of the PreTRM test, our commercial collaboration with Elevance Health, and the anticipated greater payer and physician adoption throughout the United States, the PreTRM test has the potential to create a new standard of care in pregnancies.
•Apply our platform capabilities to broaden our pipeline and develop novel and high-performing products for pregnancy-related conditions and potentially other health conditions. Our proprietary technology platform is designed to provide deep characterization of the biology of pregnancy, which we are using to develop additional products addressing pregnancy outcomes, such as time-to-birth, preeclampsia, gestational diabetes, and other conditions. We plan to leverage the strength of our technology platform and expertise to discover and develop novel and high-performing products that will provide women and physicians more timely and actionable information on pivotal pregnancy conditions and features, which can lead to an improved pregnancy experience and improved maternal and newborn health. In the future, we aspire to expand our product offerings by deeply characterizing the biology of the pregnancy journey.
•Continually enhance the value and capabilities of our proprietary technology platform through ongoing expansion and integration of our biobank and our proteomics and bioinformatics databases. We believe that the breadth and depth of our databases, our unique proteomic analytical techniques, immunoassay capabilities, and our bioinformatics approaches all position us to be the leader in providing important pregnancy information to women and doctors. The continued expansion of our proprietary biobank, together with our innovative proteomic analytical methods and bioinformatics analyses, is designed to enable us to discover and broadly validate new biomarker and predictive analytic products and services for various conditions and features of pregnancy.
•Evolution of our testing, specimen collection and shipping technologies. Market penetration and optimal patient/consumer experience can also be realized by implementation of whole-blood collection technologies and development of ambient specimen shipment approaches. Whole-blood collection can remove laborious specimen processing steps such as centrifugation and enable at-home consumer channels. Ambient specimen shipping removes requirements for temperature-control, which lowers costs, and its simplicity can improve clinical implementation and further streamline at-home collection. For certain products, affinity-capture and/or immunoassay development can minimize overall costs of goods and maximize sample throughput and turnaround time. Intrinsic to our strategy is evolving from discoveries made using mass-spectrometry analysis of our proprietary biobank to identification of antibodies for use in immunoassays.
•Continue building an evidence portfolio of clinical and economic outcomes driven by our products. In addition to completing publications of AVERT and interim PRIME results, we seek to complete economic analyses for both studies and to publish additional outcomes related to the full set of enrolled patients in the PRIME study. Additionally, we plan to demonstrate the results of our test and treat strategy in real-world evidence studies.
•Engage with professional societies. We have historically engaged and will continue working closely with professional societies and guideline setting bodies to advocate for the continued evolution of treatment guidelines to include the latest research and innovations for maternal and newborn health.
•Partner with employers to expand the payer mix for our products. We are partnering with employer cooperative organizations to include our products in benefit packages for maternal care for some of the largest employers in the United States.

•Complement our products with a care coordination offering. We now offer our large institutional customers the care coordination protocol delivered by our dedicated obstetric nurses for all their patients that test at higher risk for preterm birth.
•Build a women’s health commercial infrastructure. We are continually building out commercial, sales, and marketing capabilities to fit the current stage and future life cycle of our product portfolio, including institutional sales, self-insured employer markets, sales operations, and professional as well as consumer directed marketing. When commercial opportunities and market conditions warrant, we will expand our commercial operations to penetrate each market in a cost-effective manner.
•Evaluate strategic partnerships to maximize the value of our product offerings. We may strategically enter into collaborations or other partnerships to maximize the commercial potential of the PreTRM test and the rest of our product portfolio within or outside of the United States. We may explore strategic alliances or collaboration to accelerate the discovery, development, validation and commercialization of our portfolio.
•Build long-term relationships with our expectant mother customers to support their pregnancy journeys. With the expansion of our product portfolio, we have many opportunities to support mothers in their pregnancies. Building an ongoing relationship with our customers via digital channels should allow us to offer more products and solutions, enhance the predictive power of our technology, and increase the return on investment on our customer acquisition cost.
The Biology of Pregnancy
Pregnancy is a highly complex, dynamic process that leads to the formation of a human being. From its beginning, genes, proteins and metabolites are expressed in a coordinated fashion to enable the placenta, the uterus and the mother to support the development of a child during pregnancy. The duration of a term pregnancy is usually between 37 and 42 weeks.
At the inception of pregnancy, the placenta begins its development as a critical organ necessary for a healthy pregnancy for both the baby and the mother. The placenta initially forms and evolves during pregnancy to become a large, highly active metabolic organ conducting numerous vital biological functions through the time of delivery. The placenta is the primary means of communication between the mother and the baby. Life-enabling exchanges of oxygen, nutrients and protective antibodies as well as elimination of wastes are effected by the placenta.
Proteins and protein expression are critical molecular elements in driving and carrying out key processes that take place during pregnancy in both the mother and the baby. Protein expression can, in some cases, become disordered, leading to adverse pregnancy outcomes, such as preterm birth, preeclampsia, gestational diabetes, stillbirth and other conditions. There are approximately 140 million births globally each year. It is estimated that as many as 30% of pregnancies may have complications affecting the mother and/or the baby.
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
We are continually enhancing our analytical techniques. This includes improving customer experience with the identification and validation of whole-blood collection devices, ambient specimen shipping, and laboratory process changes. We continually refine the laboratory process to make it more efficient, lower costs, and improve turnaround time, or TAT. A significant goal in our strategy is the migration to immunoassays in cases where this is advantageous, such as consumer ordered tests or international clinical testing kits. Antibodies are the currency that applies across the immunodiagnostic space as they apply uniformly despite the variations in immunoassay platform technologies. An automated affinity-capture mass-spectrometry, or AC-MS, PreTRM assay is expected to launch in the first half of 2024. This approach uses custom, proprietary antibodies, coupled to magnetic beads to isolate PreTRM analytes for mass spectrometry measurement. AC-MS enables parallel processing of specimens, very short LC-MS analysis times, quicker overall TAT, and lower costs. We continue to evaluate additional antibodies to PreTRM analytes for potential development of sandwich immunoassays (e.g. ELISA) or clinical analyzer-compatible assays. Current efforts also include the identification of antibodies and the development of immunoassays for other pipeline products.
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
Our Product Discovery, Development and Commercialization Approach
We leverage our proprietary technology platform to develop and commercialize novel, high-performing products that are designed to make a significant difference to pregnant women, doctors and payers. In our product development efforts, we take a focused and data-driven approach based on rigorous science and economics, and in alignment with appropriate regulatory guidelines. Our multi-faceted approach involves the following elements that we apply in the discovery, development and commercialization of our biomarker tests:
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
•Demonstration of Health and Economic Impact of Our Test and Treat Strategy. We believe a critical element of our success will be to demonstrate the beneficial health and economic impacts of using the information provided by our biomarker tests. Our approach involves conducting controlled trials and health economic analyses. In the case of the PreTRM test, an important part of our commercialization strategy involves amassing clinical and economic data to definitively demonstrate that detecting the risk of preterm birth can enable proactive interventions which improve the health of mothers and their babies while at the same time saving substantial health care system costs. Our rigorous, controlled intervention trials, PREVENT-PTB, AVERT PRETERM TRIAL and PRIME, evaluated our test and treat strategy in more than 17,000 patients. We have published two peer-reviewed papers supporting clinically beneficial results from the PREVENT-PTB study and announced positive top-line results in both the AVERT PRETERM TRIAL and PRIME study. Notably, enrollment for the PRIME study was stopped due to efficacy at the interim analysis. We are actively working toward peer-reviewed publications for the AVERT PRETERM TRIAL and PRIME study.
We also work with leading health economists and organizations to build rigorous models that describe how application of the PreTRM test and treat strategy impacts both health and economic outcomes. We work to publish models that provide peer reviewed evidence of the value of our strategy, in the form of meeting presentations and articles.
•Payment and Reimbursement Strategy. Leveraging the demonstrated short- and long-term health and economic benefits of our biomarker approach, our plan is to pursue a variety of payment models, including from integrated systems, self-insured employer markets, large physician practices, and major health insurance payers by working with them to demonstrate the economic benefits of using our biomarker tests. For example, we have a multi-year contract with Elevance Health, one of the largest U.S. health benefits companies, under which Elevance Health agreed to purchase a substantial number of PreTRM tests for pregnant women in their network, and to facilitate commercializing PreTRM testing among its members. The AMA Editorial Board has issued a unique CPT®PLA code for the PreTRM test, which we believe will also help drive payment and coverage decisions for PreTRM testing. In November 2021, this code was priced by the Centers for Medicare & Medicaid Services, or CMS, at $750.
•Broader Market Adoption. For PreTRM, we will seek societal guideline inclusion and to obtain widespread commercial coverage of our biomarker tests from all health care payers as we leverage publications of clinical and economic studies that further demonstrate benefits of the PreTRM test and treat strategy. We anticipate that societal guidelines and payer decisions to cover the test should broadly enable physicians to order testing for their patients. Additionally, we believe that insurance coverage in the United States will help to facilitate coverage of our tests in other countries as we expand internationally in the longer-term. In parallel with our pursuit of broader insurance coverage, we intend to deploy our sales team to address U.S. sales channels to help drive adoption among physician practices.
We envision that our comprehensive approach will enable us to fully characterize one of the most important periods of time in the lives of both women and their babies. We believe that the data and predictions that we develop will ultimately create important information tools and services for a variety of customers, including women, health care workers, insurers, pharmaceutical companies, researchers and related companies. Several future opportunities may be created by comprehensively profiling pregnancy, including, but not limited to:
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
Of the estimated 140 million annual births globally, approximately 15 million births are preterm. In the United States, there are approximately 3.7 million annual births, and the 2023 March of Dimes Report Card shows that the preterm birth rate is now 10.4% of U.S. births.
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
PRIME Study
In collaboration with Elevance Health, we are conducting Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs, or PRIME (Clinical trials identifier: NCT04301518), study, which is a prospective randomized controlled study of up to 6,500 enrolled pregnancies in 15 respected maternal fetal medicine centers. We began enrollment in November 2020. In December 2023, we announced that the Data Safety Monitoring Board, or DSMB, overseeing our PRIME study recommended stopping enrollment due to efficacy, reporting that either co-primary endpoints, neonatal hospital length of stay and composite neonatal morbidity and mortality, met the stopping criteria for statistical significance at the pre-planned interim analysis. We adopted the DSMB’s recommendation and stopped PRIME study enrollment to focus on analyzing and reporting the available data. A manuscript reporting study results, including top-line and exploratory analyses, is being prepared for submission and peer review.
After enrollment, subjects had a blood specimen collected once during either week 19 or 20 of pregnancy (after June 28, 2022, the collection window was expanded to include the 18th week of pregnancy). Prospectively enrolled pregnant women were randomized 1:1 to either a screened arm, called the PTB Prevention arm, or a control arm that received standard obstetrical care. Only subjects randomized to the PTB Prevention arm received the results of the PreTRM test. Those women randomized to the PTB Prevention arm received either routine standard care pregnancy management or a multimodal intervention protocol reserved for higher risk pregnancies based on the results of the PreTRM test. The design of the PRIME study is illustrated below.

Design of the PRIME Study
In the PTB Prevention arm, PreTRM test results were reported to the subject, the study investigator and the subject’s primary pregnancy care provider. A woman with a reported “Higher Risk” test result, at or above the 15% threshold (which is equivalent to more than a doubling of average population risk of spontaneous preterm delivery less than 37 weeks’ gestation), received multiple interventions, including weekly nurse case management contact, daily vaginal progesterone, daily low dose aspirin and additional vaginal ultrasound cervical length determinations, with cerclage considered for cervical lengths less than 10 millimeters. Subjects in the “Not Higher Risk” group received standard obstetrical care for the duration of pregnancy through hospital discharge.
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
Carelon Research/Elevance Health and Economic Study
Carelon Research, a subsidiary of Elevance Health, conducted an insurance claims data analysis on the cost-effectiveness of screening more than 40,000 mothers and babies within Elevance Health’s commercially insured membership. The model evaluated the cost impact to be expected from screening with the PreTRM test, and from then providing a bundle of interventions to PreTRM-higher risk patients as compared to the effect of standard care without a PreTRM test. The model predicted that these interventions would result in:
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
The Vietnam Preterm Birth Biomarker (PBB) Study
We have continued our commitment to bring our technology to ex-US geographies and low- and middle-income settings through Bill & Melinda Gates Foundation funded research by validating the PreTRM test in a large cohort in Vietnam. On March 13, 2024, the manuscript entitled: Validating the ratio of insulin like growth factor binding protein 4 to sex hormone binding globulin as a prognostic predictor of preterm birth in Viet Nam: a case-cohort study, was accepted for publication in The Journal of Maternal-Fetal & Neonatal Medicine.
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
Predictive Analytics
Problem and Need. As we have accumulated tens of thousands of highly curated pregnancies in our databases, the application of machine learning has opened the potential for predictive pregnancy analytics that give insight on many critical aspects of pregnancy that are relevant to both the mother (e.g. planning, expectations, education) and her physician (e.g. risk assessment, management planning).
Objective for a Predictive Analytics Tool. We are working to develop a predictive analytics tool that can be used in combination with our clinical tests, or on its own, as a tool to understand various features and conditions of pregnancy, for both the benefit of the mother and physician.
Development Status. We have completed discovery work and are now performing market assessments of a prototype.
Pregnancy Risk Prediction Panel
Condition. Up to 31% of pregnancies will develop a significant complication. Furthermore, traditional clinical risk factors miss two-thirds of these complications. The intended use of the pregnancy risk prediction panel is to identify those pregnancies at high risk of developing a significant complication so they can be triaged to enhanced management and further assessment.
Development Status. Discovery and verification work are complete, as well as a robust initial market assessment of physicians, patients, and payers.
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
Growth Restriction
Condition. Fetal growth restriction, or FGR, is estimated to affect as many as approximately 3%-7% of pregnancies worldwide. There are immediate consequences of FGR, including fetal challenges in withstanding the stresses of vaginal delivery, decreased oxygen levels and brain injury, hypoglycemia (low blood sugar), lower resistance to infection, difficulty in maintaining body temperature and abnormally high red blood cell counts. In the longer term, infants can have neurodevelopment issues, metabolic and cardiovascular complications.
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
Other Potential Products
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
Timing of Pipeline Developments
In the development of high-performing biomarker signatures, the timing of when to move from the discovery phase to the verification phase to the validation phase, based on the NAM guidelines described above, is entirely dependent on the performance data. There are also the additional requirements to analytically validate the particular components measured in biomarker tests by our laboratory and to build the informatics and automation for integrating all components into new testing processes. Given the uncertainties in reliably predicting timing for these phases and additional requirements, we estimate that the timing for our next new commercially available product is a matter of months or years. We will only advance our programs from one stage to the next if we believe that they qualify for advancement pursuant to the NAM guidelines described above. We believe that additional capital required to do this work could help to accelerate the progress on our comprehensive pregnancy pipeline.

Commercialization
The beginning of life and end of life are widely recognized to be costly periods for health care services in the human life cycle. Health care insurers characterize preterm birth as an exceptionally costly condition, and a number of them develop data and models that underscore the economic impact of preterm births. Given the substantial economic benefits promised by the use of the PreTRM test, we are pursuing payment for the PreTRM test by integrated systems, large physician practices, and major health insurance payers. We are collaborating with Elevance Health in the PRIME study to generate rigorous data across at least 15 centers across the United States. Elevance Health is paying us for PreTRM testing done as a part of that study at a specified rate per test, pursuant to a Laboratory Services Agreement described under “— Material Agreements” below. Furthermore, we have entered into a commercial collaboration agreement with Elevance Health to introduce PreTRM testing into its various health plans.
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
When the evidence base supporting our products, payment trends, medical society and provider adoption, and general market conditions warrant, we expect to increase our investment in field and inside sales, marketing, customer service, and managed care personnel. We anticipate that our sales team will promote our products in the United States, which may include a targeted focus on OB/GYNs and maternal-fetal medicine providers in certain key markets and segments (e.g., integrated systems, large physician practices). Full commercialization of clinical tests may also require an experienced market access team to secure contracts with commercial and governmental payers, and each of our products may benefit from a multi-faceted digital marketing platform to scale consumer awareness and engagement. We are also evaluating the expansion of our business internationally, with the PreTRM test representing one potential avenue for expansion.
Our Clinical Laboratory Characteristics
Our PreTRM testing laboratory is based in Salt Lake City, Utah. We operate under federal regulations as a CLIA-certified laboratory, and we hold all required state licenses. We undergo regular inspections from federal and state regulatory authorities, and our laboratory is accredited by the College of American Pathologists, or CAP.
We have optimized our mass spectrometry-based proteomics workflow to be analytically validated to produce accurate and precise patient results. To meet the demands of the large intended use population of the PreTRM test, we have validated an ambient specimen collection and shipping process that removes the need to ship specimens under frozen conditions using dry ice. Additionally, we are further developing state-of-the-art affinity-capture mass spectrometry, or AC-MS, process. This higher through-put and lower-cost improvement to our current workflow utilizes custom monoclonal antibodies and magnetic beads. Affinity capture of our PreTRM test analytes using magnetic beads coated with antibodies is amenable to automated liquid handling robots using 96 or 384 well plates. Moreover, the AC-MS process results in a large decrease in the complexity of patient serum specimens in a single highly parallel and multiplexed step, which translates to shorter mass spectrometry processing times. We believe the AC-MS process can be leveraged to enable a many-fold increase in capacity and significantly decrease turn-around time and cost of goods sold. We are also developing immunoassays, some of which may be able to incorporate the custom antibodies developed for the AC-MS process. AC-MS and immunoassay versions of our testing products may be suitable for our current ambient process and other lower-cost specimen collection and shipping devices in the future.
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
Competition
The life science industry, including companies engaged in molecular diagnostics and proteomics, is characterized by rapidly advancing technologies, intense competition, substantial resources devoted to securing strong intellectual property protection and a focus on developing innovative, proprietary products. To our knowledge, however, there have been few successful efforts by others to date to discover, verify and validate prognostic biomarker tests to predict conditions of pregnancy, and we are aware of no competitors that have discovered, verified and broadly validated a blood-based biomarker test to predict a pregnant woman’s risk of a spontaneous preterm birth. We therefore believe that our PreTRM test has the benefit of strong first-to-market positioning and validated performance as we pursue our commercialization efforts. In addition, we believe that our proprietary technology platform, including our extensive biobanks, advanced mass spectrometry approaches and bioinformatics capabilities, provides us with valuable competitive assets to utilize in discovering and developing other products and services for pregnancy conditions, several of which are already in our pipeline. Coupled with the experience and expertise of our management and scientific teams, we believe we possess meaningful potential to compete in developing and commercializing important products to improve the pregnancy experience and the health of mothers and babies.
Notwithstanding the foregoing advantages, given the potential market opportunity represented by the PreTRM test and other pregnancy-related products and services that we may develop, we expect competition to emerge and intensify in the coming years, with one or more competitive offerings resulting from competitors’ efforts. Competing products may arise from various sources, including molecular diagnostic companies, clinical laboratory companies, life sciences tool companies, third-party service providers, academic research institutions, governmental agencies and public and private research institutions. From time to time, results of early biomarker discovery work are published in scientific literature. These publications are demonstrative of interest in the field, but they have so far typically lacked evidence of strict adherence to the NAM guidelines for multi-omics prediction development and have not achieved rigorous validation of predictions of interest.
Many of the potential competitors that may emerge, either alone or with their collaborators, may have significantly greater resources, established presence in the market, expertise in research and development and greater experience in laboratory operations, obtaining regulatory approvals, gaining reimbursement and commercializing approved products than we do. These competitors are also expected to compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, conducting clinical studies, publishing scientific research and acquiring technologies that may be complementary to, or necessary for, the ongoing robustness of our discovery, development and commercialization efforts. Other smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.
Sales and Marketing
As we continue to engage with payers, self-insured employers, health systems, and other payment models using our latest evidence, we aim to close additional contracts which would eventually result in additional revenues when health care providers order the PreTRM test. We have built marketing capabilities, a national accounts team, and an inside sales team to sell and support the PreTRM test in key regions in the United States. Upon further market adoption of and more robust payment for the PreTRM test, and the expansion of our pipeline, we expect to expand our commercial team to more completely cover U.S. sales channels.
Intellectual Property
We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. Our success depends in part on our ability to obtain and maintain intellectual property protection for our tests and technology. In particular, we seek to protect the PreTRM test and any potential future products or services through a variety of methods, including seeking and maintaining patents intended to cover current and future products and services, their methods of use and processes for their manufacture, and any other inventions that are commercially important to the development of our business. We seek to obtain domestic and international patent protection which includes, in addition to filing and prosecuting patent applications in the United States, typically filing counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including Europe, Japan, Canada, Australia and China.
As of December 31, 2023, our intellectual property portfolio encompasses three issued U.S. patents, five pending U.S. non-provisional patent applications, two international patent applications under the Patent Cooperation Treaty (PCT), 23 granted foreign patents in Canada, Poland, Switzerland, China, France, Germany, Italy, Ireland, Japan, Spain, Russia, Australia, Israel, the United Kingdom, and 17 member states of the European Union through a European patent with unitary effect, 26 pending foreign patent applications, and one U.S. provisional application. Our owned patents and patent applications, if issued, are expected to expire between 2034 and 2044, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Within our intellectual property portfolio, we own three patent families that relate to our PreTRM test. The patent applications of the first patent family include composition claims directed to panels of biomarkers and corresponding method claims for determining probability for preterm birth, gestational age at birth or time to birth in a pregnant female. The first patent family includes a pending U.S. patent application, eight foreign patents granted in Australia, China, France, Germany, Italy, Ireland, Spain, Canada, and the United Kingdom, and six pending foreign patent applications in the EPO, China, Australia, Japan, and Canada. The granted patents and pending patent applications, if issued, are expected to expire in 2034, without taking into account maintenance, renewal, annuity, or other governmental fees. The patent applications of the second patent family include composition claims directed to compositions of biomarkers, panels of biomarkers, and corresponding method claims for determining probability for preterm birth in a pregnant female, and discloses methods for determining probability of gestational diabetes. The second patent family includes two issued U.S. patents, 12 foreign patents granted in Japan, Russia, Australia, China, Israel, Ireland, Poland, Spain, Switzerland, the United Kingdom, and 17 member states of the European Union through a European patent with unitary effect, one pending U.S. patent application and eight pending foreign patent applications in the EPO, Canada, Australia, Japan, Hong Kong, Brazil, and China. The granted patents and pending patent applications, if issued, are expected to expire in 2036, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The patent application of the third patent family includes claims directed to antibodies and methods of using such antibodies for binding to specific biomarkers. The third patent family includes one international patent application under the PCT. The pending patent application, if issued, is expected to expire in 2043, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
We also own granted patents and pending patent applications directed to other indications. One patent family relates to determining probability for preeclampsia in a pregnant female, and includes two granted patents in Australia and Canada, and four patent applications pending in the U.S., the EPO, Australia and Canada. The granted patent and pending patent applications, if issued, are expected to expire in 2034, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. Similarly, another related patent family is directed to biomarker panels and methods for predicting preeclampsia in a pregnant female. This includes one international application under the PCT. Any granted patents from this application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. A third patent family relates to determining probability for preterm birth associated with preterm premature rupture of membranes in a pregnant female. It includes patent applications pending in the U.S., the EPO, Canada, Japan, Australia, Israel, and China. The pending patent applications, if issued, are expected to expire in 2037, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. A fourth patent family relates to determining the estimated due date for a pregnant female, and includes one granted patent in the U.S. and patent applications pending in the U.S., the EPO, Canada and Australia. The pending patent applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. A fifth patent family relates to pairs of biomarkers, compositions, and methods for predicting the probability for preterm birth in a pregnant female. It includes two pending applications in the U.S. and Canada. Any patent applications from this patent family, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
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
CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and one such state, New York, has implemented its own more stringent laboratory regulatory requirements. Additionally, several states require the licensure of out-of-state laboratories that accept specimens from those states and/or receive specimens from laboratories in those states. One such state is New York. We have obtained licenses from states where we believe we are required to be licensed. Other states beyond those from which our laboratory currently holds licenses may adopt licensure requirements in the future, which could require us to modify, delay, or discontinue our operations in such jurisdictions. If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we intend to follow instructions from the state regulators as to how to comply with such requirements.

In addition, as part of the laboratory licensure process, the New York State Department of Health, or NY DOH, requires that laboratories seeking licensure establish the analytic and clinical performance characteristics of all tests performed, and also imposes specific review and approval requirements on certain categories of testing, including LDTs. As an LDT, our PreTRM test is subject to this NY DOH review and approval process.
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
Federal Oversight of Laboratory Developed Tests
Our first commercial product, the PreTRM test, is an LDT that we process in our single CLIA-certified central laboratory. Although the Food and Drug Administration, or FDA, has asserted that it has authority to regulate LDTs, it has historically exercised enforcement discretion to regulate most tests developed, manufactured and performed within a single high-complexity CLIA-certified laboratory. In October 2023, FDA issued a proposed rule aimed at regulating LDTs under the current medical device framework. The agency’s proposal also includes a plan to phase out its current enforcement discretion policy over several years, as discussed further below. Any changes in FDA’s approach to regulation of LDTs generally, or its approach to regulating the PreTRM test specifically, could adversely impact our business.
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
Although the FDA has statutory authority to ensure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA historically exercised enforcement discretion and generally did not enforce applicable provisions of the FD&C Act and regulations with respect to LDTs. Despite its exercise of enforcement discretion, there have been numerous proposals over the years to modify how LDTs may be brought into a harmonized paradigm for oversight by the FDA and CMS. As noted above, the FDA issued a proposed rule in October 2023 that is intended to regulate LDTs under the current medical device framework and to phase out the agency’s existing enforcement discretion policy for this category of diagnostic tests. The public comment period for this proposed rule ended in early December 2023. The proposal envisions that the LDT enforcement policy phase-out process would occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark, although more details are expected to be provided with the upcoming final rule. The likelihood of the FDA finalizing the proposed rule in April 2024 (as currently projected), as well as potential litigation challenging the agency’s authority to take such action, is uncertain at this time. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the proposed FDA administrative action, which may be disruptive to the industry and to patient access to certain diagnostic tests.
Separately, federal legislators have been working with stakeholders for several years on a possible bill to reform the regulation of in vitro diagnostic tests, including LDTs. For example, as drafted and re-introduced for consideration by the current Congress, reform legislation called the Verifying Accurate, Leading-edge IVCT Development, or VALID, Act would codify the term “in vitro clinical test”, or IVCT, and create a new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.
If Congress were to pass the VALID Act or any other legislation applicable to the FDA’s regulation of LDTs, or if the FDA finalizes its LDT proposed rule through the ongoing notice-and-comment rulemaking process, we will likely become subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements, and quality control requirements. Any legislation or formal FDA regulatory framework affecting LDTs is also likely to have premarket application requirements prohibiting commercialization without FDA authorization and controls regarding modification to the tests that may require further FDA submissions. Any such process would likely be costly and time-consuming, and we cannot assure that the PreTRM test, or any new tests that we may develop, will be authorized for marketing by the FDA in a timely or cost-effective manner, if at all.
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
Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to (i) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (ii) seek monetary penalties and other relief for conduct injurious to consumers; and (iii) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. In recent years, the FTC has become more active in its scrutiny of health claims used in advertising goods and services, including with its publications of a sweeping “health products compliance guidance” document in December 2022.
Data Privacy and Security Laws
We believe that we have taken the steps required of us to comply with both federal and state health information privacy and security statutes and regulations, including genetic testing and genetic information privacy laws. However, existing laws regulating such matters continue to evolve, including through amendments, new interpretations and guidance, and, around the world, lawmakers continue to propose new laws regulating privacy and data security. We may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in laws regarding privacy or security could result in civil and/or criminal penalties, significant reputational damage and could have a material adverse effect on our business.
Federal Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established comprehensive federal standards for the privacy and security of health information. The HIPAA standards apply to health plans, health care clearing houses, and health care providers that conduct certain health care transactions electronically (Covered Entities), as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information. Title II of HIPAA, the Administrative Simplification Act, contains provisions that address the privacy and security of health data, the standardization of identifying numbers used in the health care system and the standardization of certain health care transactions. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures.
In 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act. or HITECH provisions of the American Recovery and Reinvestment Act of 2009. HITECH amended HIPAA and, among other things, expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements for Covered Entities and Business Associates. Regulations implementing major provisions of HITECH were finalized on January 25, 2013 through publication of the HIPAA Omnibus Rule. The Omnibus Rule contained significant changes for Covered Entities and Business Associates with respect to compliance obligations and dramatically increased penalties for noncompliance.
Under HITECH’s breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of HHS, or the Secretary. Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and, in some cases depending on the size of the breach and location of affected individuals, they must be reported through local and national media. Breach reports can lead to investigation, enforcement and civil litigation, including class action lawsuits. We are currently subject to the HIPAA regulations as a Covered Entity and maintain an active compliance program. We are subject to audit by HHS as well as compliance reviews. We may also be investigated in connection with a privacy or data security complaint.

There are significant civil and criminal fines and other penalties that may be imposed for violating HIPAA. These fines are adjusted for inflation each year. A Covered Entity or business associate is liable for civil monetary penalties for a violation that is based on an act or omission of any of its agents, including a downstream business associate, as determined according to the federal common law of agency. Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the nature of the failure and include civil monetary penalties. A single breach incident can violate multiple requirements.
Additionally, a person who knowingly obtains or discloses protected health information in violation of HIPAA may face a criminal penalties, which increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use information for commercial advantage, personal gain or malicious harm. Proposed modifications to the HIPAA Privacy Rule were published in January of 2021 with a public comment period that ended in May of 2021. Final rules have not yet been published by HHS, therefore, the content of any final rules and their impact on us is not yet known.
Further, submission of electronic health care claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH could result in delayed or denied payments. Any non-compliance with HIPAA and HITECH, and related penalties, could adversely impact our business.
State Privacy and Security Laws
In addition to federal enforcement, Covered Entities are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. HIPAA privacy, security, and breach notification regulations do not supersede state laws that are more stringent or provide individuals with greater privacy and security rights or greater access to their records and we are subject to enforcement by state regulatory authorities for failure to comply with more stringent state laws.
The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, several states, such as California, have implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of individually identifiable health information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to residents who believe their personal information has been misused.
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
The regulations issued under the CCPA have been modified several times. Additionally, the California Privacy Rights Act, or CPRA, was approved by California voters on November 3, 2020 and went into effect in January 2023 modifying the CCPA significantly, resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. CPRA established a new regulatory authority, the California Privacy Protection Agency (CPPA) responsible for enacting and enforcing new regulations under its expanded enforcement authority. CPRA required the CPPA to finalize regulations by July 1, 2022 but the agency did not complete the first batch of rules until March 29, 2023. Immediately following publication of the rules, the California Chamber of Commerce, or CCC, filed suit challenging the enforcement date of the new rules, scheduled for July 1, 2023 or one-year following publication of the rules, arguing that the statutory intent was for the regulated entities to have a full year to comply with new requirements and arguing for an effective date of March 29, 2024. A state district court agreed with the CCC but the district court’s decision to delay enforcement was reversed on appeal permitting immediate enforcement by CPPA. CPPA has publicly warned regulated entities to prepare for immediate enforcement action. Other states in the U.S. have implemented privacy laws similar to the CCPA. In February 2021, Virginia and Colorado enacted similar data protection laws and since then, a number of other U.S. states have enacted similar proposals, increasing the regulatory compliance risk. In dealing with health information for the development of our technology or for commercial purposes, we will be indirectly affected by HIPAA and state-imposed health information privacy and security laws because these laws regulate the ability of our potential customers and research collaborators to share health information with us. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to employee information or other personal information that we collect.

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
Anti-Kickback Statute
The Anti-Kickback Statute, or AKS, prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. “Remuneration” is broadly defined to include anything of value, which can include (but is not limited to) cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies or equipment. A person or entity does not need to have actual knowledge of the federal AKS or specific intent to have committed a violation. In addition, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA.
The AKS has safe harbors and exceptions that protect certain conduct and arrangements that meet every element of the applicable safe harbor or exception. However, an arrangement that does not meet all elements of a safe harbor or exception does not necessarily violate the AKS. A facts-and-circumstances analysis of the arrangement or conduct at issue is necessary to determine whether a potential violation has occurred. Some states have their own AKS provisions, including statutes that apply to claims submitted to private insurers. Some of these statutes have their own safe harbor provisions or exceptions, or they may cross-reference the AKS safe harbors.
The penalties for violating federal or state AKS provisions can be severe. Possible sanctions include criminal and civil penalties (including penalties under the FCA or a state law equivalent), imprisonment, and possible exclusion from state or federal health care programs.
From time to time, the OIG has issued Special Fraud Alerts describing the agency’s view of how certain arrangements between laboratories and referring physicians implicate and potentially violate the AKS. For example, the OIG issued such Alerts in December 1994 and June 2014, and an Alert related to speaker programs issued in November 2020 also applies to the business of laboratories. These Special Fraud Alerts do not have the force of law, but do provide insight into the agency’s potential enforcement priorities and its interpretation of the AKS as it relates to laboratories’ business practices. Similarly, state enforcement agencies may issue opinion letters or other guidance documents that describe their interpretation of how the state AKS applies to certain arrangements, and also provide insight into that agency’s enforcement priorities.
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
EKRA permits DOJ to issue regulations clarifying or expanding the statute’s exceptions, but such regulations have not yet been issued. Because, moreover, EKRA is a new law, there is little guidance to indicate how and to what extent it will be applied and enforced by government agencies. The relationships between laboratories and physicians, sales representatives, hospitals, and customers may be subject to scrutiny under this statute. If imposed for any reason, sanctions under EKRA could have a negative effect on our business.
False Claims Act
The FCA imposes civil liability on any person or entity that, among other things, knowingly presents, or causes to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The FCA also prohibits the knowing retention of overpayments (sometimes referred to as “reverse false claims”). Under the reverse false claims provision, improperly retained overpayments must be repaid within 60 days of identification unless a favorable decision is obtained on appeal. The FCA also permits a private individual acting as a “whistleblower” (also referred to as a qui tam relator) to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. The federal government may elect or decline to intervene in such matters, but if the government declines intervention, the whistleblower may still proceed with the litigation on the government’s behalf.
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
Civil Monetary Penalties Law
The federal Civil Monetary Penalties Law, or CMP Law, prohibits, among other things, (1) the offering or transfer of remuneration to a Medicare or Medicaid beneficiary if the person knows or should know that remuneration is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. The penalties for violating the CMP Law include exclusion from participation in federal health care programs, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.

Physician Payments Sunshine Act
In pertinent part, the federal Physician Payments Sunshine Act, or Sunshine Act, imposes reporting requirements on manufacturers of certain devices, drugs and biologics reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program, or CHIP, for certain payments and transfers of value by them (and in some cases their distributors) to physicians, teaching hospitals and certain advanced non-physician health care practitioners, as well as ownership and investment interests held by physicians and their immediate family members. The reporting program (known as the Open Payments program) is administered by CMS. A number of states also have laws similar to the Sunshine Act.
Because we develop our LDTs solely for use by or within our own laboratory, we believe we are exempt from these reporting requirements. We could, however, become subject to such reporting requirements under the terms of current CMS regulations if the FDA finalizes its recently initiated notice-and-comment rulemaking to exercise authority over LDTs as medical devices or otherwise requires us to obtain premarket clearance or approval for our tests as medical devices or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act.
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
Reimbursement and Billing
Coverage and Reimbursement
In the United States and markets in some other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from government health care programs, such as Medicare and Medicaid, and commercial insurers is critical to new product acceptance. Our ability to successfully commercialize our products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health care programs, commercial insurers and other third-party payers. Third-party payers, including managed care organizations (“MCOs”) and other commercial insurers, decide which medical products and services they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by third-party payers is essential for most patients to be able to afford treatments. Sales of the PreTRM test or other clinical testing that we may develop will in large part depend, both domestically and abroad, on the extent to which the costs of our tests will be paid by MCOs or other commercial insurers, or reimbursed by government health care programs, and other third-party payers. If coverage and adequate reimbursement is not available, or is only partially available, we may not be able to successfully continue to commercialize our tests. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
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
Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS for clinical diagnostic laboratory tests, or CDLTs, that are not advanced diagnostic laboratory tests, or ADLTs. Most recently, the Further Continuing Appropriations and Other Extensions Act of 2024 (Pub.L. 118-22, enacted on November 16, 2023) further delayed the reporting requirement as well as the application of the 15% phase-in reduction. Under these statutory provisions, the next data reporting period for CDLTs that are not ADLTs will be January 1, 2025 through March 31, 2025, and will be based on the most recent data collection period of January 1, 2019 through June 30, 2019. After this data reporting period, the three-year data reporting cycle for these tests will resume (e.g., 2028, 2031, etc.).
The same series of laws modified the phase-in of payment reductions resulting from private payer rate implementation so that a 0.0% reduction limit was applied for calendar years, or CYs, 2021 through 2023, as compared to the payment amounts for a test the preceding year. The Further Continuing Appropriations and Other Extensions Act of 2024 further applied a 0.0% reduction limit for CY 2024. Consequently, payment may not be reduced by more than 15% per year for CYs 2025 through 2027 as compared to the payment amounts established for a test the prior year.
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
Human Capital
As of December 31, 2023, we had 57 employees, including 55 full-time employees. Our headquarters are located in Salt Lake City, Utah. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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

Information About Our Executive Officers and Directors
The following persons were our executive officers and directors as of March 15, 2024:

Name	Position
Executive Officers
Zhenya Lindgardt	President and Chief Executive Officer
Austin Aerts	Chief Financial Officer
John J. Boniface, Ph.D.	Chief Scientific Officer
Paul Kearney, Ph.D.	Chief Data Officer
Robert G. Harrison	Chief Information Officer
Benjamin G. Jackson	General Counsel
Directors
Jane F. Barlow, M.D.	Chief Executive Officer, Jane Barlow & Associates, LLC
Gregory C. Critchfield, M.D., M.S.	Co-CEO, EarlyDiagnostics, Inc.
Kim Kamdar, Ph.D.	Partner, Domain Associates, LLC
Sandra A.J. Lawrence	Independent Corporate Director
Mansoor Raza Mirza, M.D.	Chief Oncologist, the Copenhagen University Hospital, Denmark and Medical Director of the Nordic Society of Gynaecological Oncology
Joshua Phillips	Managing Partner, Catalyst Health Ventures
Ryan Trimble	Non-employee director, Sera Prognostics, Inc.
Marcus Wilson, Pharm.D.	Chief Analytics Officer, Elevance Health
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
We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our initial public offering (“IPO”), which was completed in July 2021. Our net loss for the years ended December 31, 2023 and 2022 was $36.2 million and $44.2 million, respectively. As of December 31, 2023, we had an accumulated deficit of $246.9 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop, and commercialize new products.

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
We currently receive and expect to continue to receive substantially all of our revenues from the sales of the PreTRM test in the near term. We intend to establish reimbursement for the PreTRM test by collaborating with payers to perform rigorous analysis to demonstrate the health and economic benefits of our biomarker tests within their own network using customized inputs based on the plan’s patient population. We plan to leverage early payer reimbursement decisions to obtain widespread commercial coverage of the PreTRM test from many regional and national plans and medical groups with doctors ordering the PreTRM test. If we are unable to execute on this commercial strategy and increase our revenues from the sale of the PreTRM test, our business may be materially adversely impacted. Our ability to increase sales of the PreTRM test and establish greater levels of adoption and reimbursement for the PreTRM test is uncertain for many reasons, including, among others:
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
•news media organizations, medical societies, or industry groups may issue publications, guidance, or analyses that negatively impact patients’ and/or health care providers’ perception or utilization of the PreTRM test (or certain types of prenatal testing and related health care services, generally) and thereby negatively impact our ability to sell or market the PreTRM test;
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
The marketing, sale, and use of the PreTRM test and any other products that we develop and commercialize in the future could lead to product liability claims against us if someone were to allege that the PreTRM test or any future product failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by the PreTRM test and other future products or services. Even though the PreTRM test is highly accurate, no test is 100% accurate, and we may report false results. In such a scenario, the patient or her family may file a lawsuit against us claiming product or professional liability. In addition, any manufacturing or design defects in our products could lead to product recalls, either voluntary or as required by government authorities, which could result in the removal of a product from the market.
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
In addition, clinical trials must be conducted in accordance with applicable laws and subject to the oversight of Institutional Review Boards, or IRBs. We rely on clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions to conduct our clinical trials in compliance with applicable human subject protection regulations and Good Clinical Practice, or GCP, requirements. To the extent our collaborators fail to enroll participants for our clinical trials, fail to conduct our trials in compliance with applicable law and GCP requirements, or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays, or both.
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
To the extent that we decide to market our products and services outside the United States, our business will be subject to the risks associated with doing business outside the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products and services. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:
•multiple, conflicting and changing laws and regulations such as data privacy, information security, and data use regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, anti-corruption laws, regulatory requirements, reimbursement or payer regimes and other governmental approvals, permits, and licenses;
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
Public health threats, such as COVID-19, could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future public health threats in regions where we, or third parties on which we rely, have significant business operations.
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
We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2023, we had federal NOL carryforwards of approximately $211.6 million, of which, $70.3 million, if not utilized, begin to expire in 2028. Approximately $141.3 million of these federal NOLs can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”
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
We currently market the PreTRM test as an LDT and may in the future market other tests as LDTs. Although historically the FDA applied a policy of enforcement discretion with respect to LDTs whereby the agency does not generally actively enforce its regulatory requirements for such tests, in October 2023, the FDA issued a proposed rule aimed at regulating LDTs under the current medical device framework and phasing out its current enforcement discretion policy over several years. This FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other in vitro diagnostic tests, as discussed further below. FDA’s proposal envisions that the LDT enforcement policy phase-out process would occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark, although more details are expected to be provided with the upcoming final rule. The likelihood of the FDA finalizing its proposed rule in April 2024 (as currently projected), as well as potential litigation challenging its authority to take such action, is uncertain at this time. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of administrative agency action, which may be disruptive to the industry and to patient access to certain diagnostic tests. If there are changes in FDA regulations or legislative authorities such that the agency begins to exercise oversight over LDTs, or if the FDA disagrees that our marketed tests are within the scope of its criteria used for defining LDTs, we may become subject to extensive regulatory requirements and may be required to stop selling our existing test or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. If the FDA allows our tests to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders from health care providers or reimbursement for our tests may decline.
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
In addition, as noted above, Congress has been working on legislation to create an LDT and In Vitro Diagnostic, or IVD, regulatory framework that would be separate and distinct from the existing medical device regulatory framework. For example, as drafted and re-introduced for consideration by the current Congress, reform legislation called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act would codify the term “in vitro clinical test,” or IVCT, and create a new medical product category separate from medical devices to include products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. The FDA’s October 2023 publication of an LDT proposed rule that would apply the existing medical device framework to laboratory-developed products has renewed stakeholder calls for a more targeted approach to modernizing the federal government’s oversight of clinical diagnostic tests. It remains possible that congressional action in this area could displace the need for the FDA to complete its recently proposed rulemaking.
If Congress were to pass the VALID Act or any other legislation applicable to the FDA’s regulation of LDTs, or if the FDA were to successfully promulgate new regulations for such products through the ongoing notice-and-comment rulemaking or a future rulemaking proceeding, we will likely be subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements, and quality control requirements. Any legislation or formal FDA regulatory framework affecting LDTs is also likely to have premarket application requirements prohibiting commercialization without FDA authorization and controls regarding modification to the tests that may require further FDA submissions. Any such process would likely be costly and time-consuming.
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
Furthermore, should it be required in the future, we cannot be sure that the PreTRM test, any new tests that we may develop, or new uses for our products that we may develop, will be reviewed and authorized for marketing by the FDA in a timely or cost-effective manner, if authorized at all. Even if such tests are authorized for marketing by the FDA, the agency could limit the test’s indications for use, which may significantly limit the market for that product and may adversely affect our business and financial condition. In addition, failure to comply with any applicable FDA requirements could trigger a range of governmental enforcement actions, including but not limited to warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations and denial of or challenges to applications for marketing authorization, as well as significant adverse publicity.
If we were to be required by the FDA to conduct additional clinical studies before continuing to offer the PreTRM test or future tests that we may develop as LDTs, those studies could lead to delays or failure to obtain necessary regulatory authorization, which could cause significant delays in commercializing any future products and harm our ability to achieve profitability.
If the FDA decides to require that we obtain any form or type of premarket authorization in order for us to commercialize our current PreTRM test or any future tests developed as LDTs, whether as a result of new legislative authority or following finalization and implementation of the October 2023 proposed rule or based on its determination that the PreTRM test does not meet the definition of an LDT, we may be required to conduct additional clinical testing before submitting a regulatory submission for commercial marketing authorization. Clinical trials to support marketing authorization from the FDA must be conducted in compliance with various regulatory requirements, including investigational device exemption regulations and good clinical practices, or else the FDA may take certain enforcement actions or reject the data. Such clinical trials may take several years to design and conduct, and they are often expensive and resource-driven.
Further, even if clinical trials are completed as planned, we cannot be certain that their results would be able to support the PreTRM test’s claims or that the FDA will agree with our conclusions regarding the results of our clinical trials. If we are required to conduct clinical trials to support a premarket submission to the FDA, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase the development costs for the PreTRM test or any future tests and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory authorization. See related risks described above at “The results of our clinical trials and studies may not support the use of our tests and other product candidates, or may not be replicated in later studies.”
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
Medical product manufacturers’ use of social media platforms presents new risks.
We believe that our customer base and potential patient populations are active on social media and we have begun engaging through those platforms to elevate our national marketing presence. Social media practices in the diagnostic, pharmaceutical, biotechnology, and medical device industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, the PreTRM test or any future products we may develop, which could result in reporting obligations or the need for us to conduct an investigation. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our testing products on any social networking website. If any of these events were to occur or we otherwise fail to comply with any applicable regulations, we could incur liability, face restrictive regulatory actions, or incur other harm to our business.
Actual or perceived failures to comply with applicable data protection, data privacy and information security laws, regulations, standards, and other requirements could adversely affect our business, results of operations, and financial condition.
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state and federal laws, requirements, and regulations governing the collection, use, disclosure, retention, and security of personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, or standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability, or impose additional costs on us. The cost of compliance with these laws, regulations, and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal or state laws or regulations, our internal policies and procedures, or our contracts governing our use and disclosures of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance, and business.

As our operations and business grow, we may become subject to or affected by new or additional privacy and security laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA requires organizations like ours to develop and implement policies and procedures with respect to information that is protected under HIPAA, called protected health information, or PHI, that is used or disclosed in connection with our testing services, including the adoption of administrative, physical, and technical safeguards to protect such information.
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
Penalties for failure to comply with HIPAA are substantial and could include corrective action plans, and/or the imposition of civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to enforce HIPAA on behalf of state residents. Courts can award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
Certain states have also adopted privacy and security laws and regulations, some of which may be more stringent than HIPAA and/or regulate information other than PHI. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. At the state level, for example, California has enacted the California Consumer Privacy Act, or CCPA, an extremely comprehensive and stringent privacy law. The CCPA took effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. It creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. CCPA does not apply to health information that is protected by HIPAA or the California Confidentiality of Medical Information Act, but CCPA still applies to other types of personal information held by HIPAA covered entities, such as personnel or marketing information. The regulations issued under the CCPA have been modified several times, and there is still some uncertainty about how the law will be interpreted and enforced.
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
Although we strive to comply with applicable laws, regulations and standards, our contractual obligations, and other legal obligations, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, Contract Research Organizations, or CROs, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.
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
A security breach or privacy violation that leads to unauthorized access, disclosure or modification of, or prevents access to, patient information, including PHI, could implicate state and federal breach notification laws, subject us to fines and mandatory corrective action and require us to verify the correctness of, or to reconstruct, database contents. Such a breach or violation also could result in legal claims or proceedings brought by a private party or a governmental authority, liability under laws and regulations that protect the privacy of personal information, such as HIPAA and laws and regulations of various U.S. states, as well as penalties imposed by the Payment Card Industry Security Standards Council for violations of the Payment Card Industry Data Security Standards. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, we may suffer loss of reputation, financial loss, and civil or criminal fines or other penalties. In addition, these breaches and other forms of inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
Unauthorized access, loss, or dissemination of information could disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, educate patients and health care providers about our service, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. Any breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.
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
•FDA laws and regulations, including but not limited to requirements for offering LDTs.
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
•The federal False Claims Act imposes civil liability on any person or entity that, among other things, knowingly presents, or causes to be presented, to the federal government, claims for payment that are false or fraudulent; and/or knowingly makes, uses, or causes to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government. The FCA also prohibits the knowing retention of overpayments (sometimes referred to as “reverse false claims”) and permits private individuals acting as “whistleblowers” (also referred to as qui tam relators) to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. The federal government may elect or decline to intervene in such matters, but if the government declines intervention, the whistleblower may still proceed with the litigation on the government’s behalf.
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
Because we develop our LDTs solely for use by or within our own laboratory, we believe we are exempt from the reporting requirements imposed under the federal Physician Payments Sunshine Act, or the Sunshine Act. The Sunshine Act requires, among other things, certain manufacturers of drugs, devices, biologics, and medical supplies reimbursed under Medicare, Medicaid or the Children’s Health Insurance Program to collect and report annually to CMS certain data and information related to payments and other transfers of value provided to physicians, teaching hospitals, and advanced non-physician health care practitioners, as well as ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. A number of states also have laws similar to the Sunshine Act.

While we believe that the Sunshine Act does not apply to our business, we cannot guarantee that the federal government or other regulators will agree with our determination. Moreover, we could become subject to Sunshine Act reporting requirements if the FDA requires us to obtain premarket authorization for our tests as medical devices (whether because the agency determines that the PreTRM test does not fall within the scope of the agency’s existing LDT definition or because it finalizes the ongoing notice-and-comment rulemaking to exercise authority over LDTs as medical devices) or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act. A determination that we have violated these laws and related CMS regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business.
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
The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:
•our ability to successfully execute under our commercial agreement with Elevance Health and obtain broader market adoption of our PreTRM test;
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
Substantially all of our shares of Class A common stock and Class B common stock are eligible for public sale, if they are registered under the Securities Act of 1933, as amended, or the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline.
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
We are not currently eligible to use a short-form Form S-3 registration due to our failure to timely file a current report on Form 8‑K relating to the resignation of one of our named executive officers, which we resolved by the filing of an 8-K on July 31, 2023. As management continues to work with outside counsel to adopt formal training procedures to periodically educate the Company’s officers as to the Company’s SEC reporting responsibilities, our principal executive and principal financial officers have concluded that we had effective disclosure controls and procedures as of December 31, 2023. However, we cannot provide assurance that we will not have further lapses in our disclosure controls and procedures, which could result in our failure to provide accurate and timely disclosure to our investors.
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
Item 1B. Unresolved Staff Comments
 None.
Item 1C. Cybersecurity
Cybersecurity
We recognize the critical importance of maintaining the trust and confidence of stakeholders toward our business and are committed to protecting the confidentiality, integrity, and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, or NIST, and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive approach that is focused on preserving the confidentiality, security, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Cybersecurity Risk Management and Strategy; Effect of Risk
We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including third-party real-time risk assessments of cyber assets and mitigation of security risks, data loss prevention, regular air-gapped backups, continuous monitoring and threat response, advanced firewall systems, and security information and event management. As discussed in more detail under “Cybersecurity Governance” below, our audit committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Information Officer.
We also identify our cybersecurity threat risks by comparing our processes to standards set by NIST. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:
•monitor emerging data protection best practices and laws and implement changes to our processes that are designed to comply with such;
•annual HIPAA security and privacy risk assessments performed with third party provider, as well as annual HIPAA compliance audits;
•through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
•employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including advanced firewall systems, endpoint detection and response, data loss prevention, regular air-gapped backups, and security information and event management, which are evaluated and improved through third-party real-time risk assessments and mitigation of security risks;
•provide regular, mandatory training for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools, information and education to recognize and address cybersecurity threats;
•conduct regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;
•leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident;
•carry and maintain information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident; and
•document internal policies and procedures for cybersecurity incident response and recovery.
Our incident response plan coordinates the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.

Our policies and processes also address cybersecurity threat risks associated with our use of third-party service providers. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our data to ensure they have adequate cybersecurity safeguards in place and continually monitor cybersecurity threat risks identified through such diligence.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Security breaches, losses of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and reputation,” which disclosures are incorporated by reference herein.
Cybersecurity Governance; Management
Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. The audit committee of our board of directors is responsible for the oversight of risks from cybersecurity threats.
At least annually, our audit committee receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security, results from third-party assessments, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our audit committee generally receives materials that include a cybersecurity scorecard and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, and information security considerations arising with respect to our peers and third parties. The audit committee discusses such matters with our Chief Information Officer.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Officer and the information technology team. Such individuals have extensive experience in various roles, including in other publicly traded companies, involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. These management team members monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members report to the audit committee of our board of directors about cybersecurity threat risks, among other cybersecurity related matters, at least annually.
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
Holders of Record
As of March 15, 2024, we had 120 stockholders of record of our Class A common stock. Stockholders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies. As of March 15, 2024, we had two stockholders of record of our Class B common stock.
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
Overview
We are a women’s health company utilizing our proprietary proteomics and bioinformatics platform, and significant data resources, to improve maternal and neonatal health by discovering, developing, and commercializing blood-based biomarker tests and predictive analytic products and services. Our vision is to deliver pivotal and actionable information to pregnant women, their physicians, and health care payers to significantly enhance a mother’s pregnancy journey, improve maternal and neonatal health, and dramatically reduce health care costs. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing, data, and economic analysis enables us to provide physicians, patients, and consumers with personally insightful, clinically meaningful, and economically impactful information designed to improve the pregnancy experience and outcomes for mothers and babies.
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
Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes streamlining patient access to the test by improving specimen acquisition and transport and conducting clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients. Clinical trials conducted to date include the Prediction and Prevention of Preterm Birth, or the PREVENT-PTB Study, Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL, and the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs study, or the PRIME study. Manuscript results of these studies demonstrate consistency in the reported beneficial impact of the PreTRM test and treat strategy. Specifically, this includes evidence of a prolongation of gestation, shortened hospital or NICU length of stay, and improvements in measures of neonatal morbidity/mortality. A model that is emerging is that by identifying and intervening on at-risk pregnancies, not identifiable by other approaches, babies destined for premature delivery remain in utero longer. This prolongation of gestation in the preterm period leads to more mature babies that require shorter hospital/NICU stays due to improved neonatal health. The PRIME study, for which enrollment was stopped due to efficacy at the interim analysis and is being prepared for publication, includes the same Primary and Secondary outcomes as the AVERT PRETERM TRIAL and affords the continued assessment of this model.
We believe market adoption by both health care providers and payers should be aided by the recent publication of our PREVENT-PTB study sub-analysis, positive data from our AVERT PRETERM TRIAL, our PRIME study, and other real-world evidence studies. We believe the data that will be published over the coming years, together with our current body of evidence, will further demonstrate the clinical and economic utility of our test.
In December 2023, we announced that the Data Safety Monitoring Board, or DSMB, overseeing our PRIME study recommended stopping enrollment due to efficacy, reporting that either co-primary endpoints, neonatal hospital length of stay and composite neonatal morbidity and mortality, met the stopping criteria for statistical significance at the pre-planned interim analysis. We adopted the DSMB’s recommendation and stopped PRIME study enrollment to focus on analyzing and reporting the available data. A manuscript reporting study results, including top-line and exploratory analyses, is being prepared for submission and peer review.
We have built an advanced, proprietary, and scalable proteomics and bioinformatics platform to characterize the biology of pregnancy and to discover and validate key protein biomarkers found in blood that are highly accurate predictors of dynamic changes that occur during pregnancy. By incorporating our proprietary technology platform into our rigorous data-driven development process, we have created a differentiated approach for effectively addressing major milestones, conditions, and features of pregnancy. We believe our large and growing pregnancy dataset (clinical, demographic, proteomic) is a substantial asset for understanding pregnancy complications, health inequities, and the personal pregnancy journey. We envision that our comprehensive approach will enable us to fully characterize one of the most important periods in the lives of women and their babies, and will help to improve their well-being.
We are actively discovering and developing several additional biomarker tests to predict other specific major conditions of pregnancy, such as a pregnancy risk prediction panel test. We believe these tests have the potential to offer significant health benefits to women and their babies. Among other products, we are developing a test designed to provide a more accurate estimate of the delivery date for expectant mothers for the purposes of planning maternity leave, required support, travel arrangements, and related considerations.

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
We have incurred significant operating losses since inception. Our net losses were $36.2 million and $44.2 million for the years ended December 31, 2023 and 2022, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.
We have taken steps to significantly reduce our annual operating expenses across all aspects of our business and we believe our cash runway is sufficient to enable us to operate into 2027 based on our existing operating plans. We will continue to evaluate the allocation of our resources as we focus our efforts to accelerate the market adoption of our PreTRM test and the development and launch of additional pipeline products and services. Our evidence portfolio continues to grow with the publication of a PREVENT-PTB study sub-analysis of the potential benefit of care coordination and low-dose aspirin paired with PreTRM test results. We have finalized the AVERT PRETERM TRIAL primary analysis for peer review, the details of which can be found on the medrxiv pre-print server. Our real-world evidence implementation programs, targeting to expand PreTRM clinical utility data and replicate randomized controlled trial evidence in the real world, have been developed for study launches anticipated in 2024 and 2025.
We will continue to opportunistically negotiate contracts with private and governmental payers and health systems with new positive data from the PREVENT-PTB study, the AVERT PRETERM TRIAL, and the PRIME study, along with real-world evidence studies and other data we plan to generate, and we believe these efforts may eventually result in material revenues. However, if we are unable to secure payer contracts and generate significant market adoption by providers resulting in significant revenues, or if we fail to develop and successfully market our additional tests that generate additional revenues, we may be required to delay, scale back or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.
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
Substantially all of our revenue in the near term is expected to come from sales of the PreTRM test. We expect to derive future revenues from PreTRM and other pipeline tests. As we continue to engage with payers and health systems using our latest evidence, we aim to close additional contracts which would eventually result in additional revenues when health care providers order the PreTRM test. We believe market adoption by both health care providers and payers could be aided by the PREVENT-PTB study sub-analysis, the publication of the AVERT PRETERM TRIAL results, the publication of positive PRIME study interim data, and other evidence generated within the next three years. We believe market accessibility of the test could be improved by our progress toward diversifying our specimen collection methods and enhanced awareness and engagement with patients. Revenue from our other pipeline products and services is expected to be dependent on our ability to successfully market them to patients, providers, payers, and, in most cases, a combination of the three.
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
•laboratory materials and supplies;
•facilities costs; and
•depreciation, amortization, and other direct and allocated expenses, including insurance and other operating costs, incurred as a result of our research and development activities.
We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses will decrease slightly in 2024 compared to 2023 due to the PRIME study stopping enrollment due to efficacy at the end of 2023. Research and development costs may increase in the medium to long-term as we support current and additional clinical studies, publications, and other product development activities.

Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, facilities, and legal costs related to commercial efforts. We expect selling and marketing expenses will decrease in 2024 compared to 2023 as we recently took steps to further streamline our near-term commercial strategy to refocus on institutional sales as we generate additional clinical data. We expect selling and marketing expenses to increase in the medium to long-term as we expand our commercial efforts as opportunity dictates and increase our product portfolio.
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
We expect general and administrative expenses in 2024 could remain consistent or decrease slightly compared to 2023, but such expenses could increase in the medium to long-term as needed to support future operations and anticipated revenue growth.
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
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	$ Change
	(in thousands)
Revenue	$306	$268	$38
Operating expenses:
Cost of revenue	210	193	17
Research and development	15,225	14,244	981
Selling and marketing	8,349	14,699	(6,350)
General and administrative	16,343	16,784	(441)
Total operating expenses	40,127	45,920	(5,793)
Loss from operations	(39,821)	(45,652)	5,831
Interest expense	(55)	(61)	6
Other income, net	3,634	1,527	2,107
Net loss	$(36,242)	$(44,186)	$7,944

Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	$ Change
	(in thousands)
Research and development expenses:
Clinical studies	$6,784	$5,818	$966
Research and bioinformatics	4,412	4,312	100
Laboratory operations	4,029	4,114	(85)
Total research and development expenses	$15,225	$14,244	$981
The $1.0 million increase was due to a $1.0 million increase in clinical study costs, and a $0.1 million increase in research and bioinformatics expenses, partially offset by a $0.1 million decrease in laboratory operations costs. The $1.0 million increase in clinical study costs was primarily due to a $1.3 million increase resulting from the increased activity in the PRIME study and a $0.1 million increase in consulting costs, partially offset by a $0.5 million decrease in personnel costs driven by decreased average headcount. The $0.1 million increase in research and bioinformatics expenses was primarily due to an increase of $0.3 million in personnel costs driven by increased average headcount, partially offset by a $0.2 million decrease in specimen acquisition costs related to product development. The $0.1 million decrease in laboratory operations costs was primarily due to a $0.4 million decrease in personnel costs driven by decreased average headcount and a $0.3 million decrease in lab supplies, partially offset by a $0.5 million increase related to lab equipment and associated depreciation.
Selling and Marketing Expenses
The $6.4 million decrease was due primarily to decreases of $4.3 million in personnel-related costs driven by decreased average headcount, $0.8 million of travel costs driven by decreased average headcount, $0.7 million of marketing programs and materials development, $0.5 million of consulting and outside services, and $0.4 million of IT systems supporting sales efforts. These decreases are largely a result of steps we took to further streamline our near-term commercial strategy to refocus on institutional sales as we generate additional clinical data.
General and Administrative Expenses
The $0.4 million decrease was due primarily to decreases of $0.8 million of director and officer insurance costs and $0.8 million of personnel expenses driven by decreased average headcount, partially offset by increases of $0.8 million related to one-time personnel costs and $0.3 million of legal expenses.
Other Income, net
The $2.1 million increase in other income was due to a $1.2 million increase related primarily to investment income on our marketable securities and a $0.9 million increase in interest income related primarily to our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. As of December 31, 2023, we had aggregate cash, cash equivalents, and available-for-sale securities of $79.9 million, and an accumulated deficit of $246.9 million.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(27,188)	$(34,610)
Investing activities	438	5,551
Financing activities	752	5
Net decrease in cash and cash equivalents	$(25,998)	$(29,054)
Operating Activities
The net cash used in operating activities during the year ended December 31, 2023 was primarily due to a net loss of $36.2 million, partially offset by non-cash charges of $5.5 million and an increase in operating assets and liabilities of $3.5 million. The net cash used in operating activities during the year ended December 31, 2022 was primarily due to a net loss of $44.2 million, partially offset by non-cash charges of $6.0 million and an increase in operating assets and liabilities of $3.6 million.
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2023 was primarily due to $54.4 million in proceeds from maturities and sales of marketable securities, partially offset by $54.1 million in purchases of marketable securities. Net cash used in investing activities for the year ended December 31, 2022 was primarily due to $54.4 million in proceeds from maturities and sales of marketable securities, partially offset by $48.1 million in purchases of marketable securities and $0.8 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 was due to $1.2 million in proceeds from employee equity transactions, partially offset by $0.5 million of finance lease principal payments. Net cash provided by financing activities for the year ended December 31, 2022 was due to $0.3 million in proceeds from options exercised, partially offset by $0.3 million of finance lease principal payments.
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
We evaluated that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations.
Leases
We have lease arrangements for certain equipment and facilities. As of December 31, 2023, we had future minimum lease payments of $2.0 million, with $1.1 million payable within 12 months.
Consulting Agreement
We have a consulting agreement with Blue Ox Healthcare Partners, LLC, or Blue Ox, to advise us on development of strategies with the goal to obtain widespread insurance coverage for the PreTRM test. As of December 31, 2023, we had future minimum payments under this agreement of $0.7 million, which is payable within 12 months.
Critical Accounting Policies and Estimates
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
We recognize stock-based compensation expense for stock options on a straight-line basis over the requisite service period and estimate forfeitures based on historical evidence. Our stock-based compensation expenses are based upon the grant date fair value of options estimated using the Black-Scholes option pricing model. Input assumptions used in calculating the fair value of stock-based awards represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. These input assumptions include the expected term of the awards, the expected common stock price volatility over the term of the awards, risk-free interest rates, and the expected dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. We will continue to use judgment in evaluating the expected volatility, expected terms, and interest rates utilized for our stock-based compensation expense calculations on a prospective basis.
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
Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.6 million in the market value of our available-for-sale debt securities as of December 31, 2023. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not intend to sell investments while they are in an unrealized loss position and do not believe we will be required to sell the investments before recovery, which may be maturity.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sera Prognostics, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sera Prognostics, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Salt Lake City, Utah
March 20, 2024

SERA PROGNOSTICS, INC.
Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$3,880	$29,878
Marketable securities	45,199	52,826
Accounts receivable	160	113
Other receivables	11,310	6,000
Prepaid expenses and other current assets	795	1,308
Total current assets	61,344	90,125
Property and equipment, net	1,999	3,059
Long-term marketable securities	30,841	21,329
Other assets	1,257	1,816
Total assets	$95,441	$116,329
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,046	$1,548
Accrued and other current liabilities	2,722	4,444
Finance lease obligation, current portion	440	464
Deferred revenue	20,235	9,082
Total current liabilities	24,443	15,538
Finance lease obligation, net of current portion	196	626
Operating lease obligation, net of current portion	644	1,222
Total liabilities	25,283	17,386
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 30,736,513 and 29,612,687 Class A shares issued and outstanding as of December 31, 2023 and 2022, respectively; 1,500,000 Class B shares authorized; 1,405,259 Class B shares issued as of December 31, 2023 and 2022; 967,759 and 1,405,259 Class B shares outstanding as of December 31, 2023 and 2022, respectively.	3	3
Additional paid-in capital	317,066	310,575
Accumulated other comprehensive loss	(15)	(981)
Accumulated deficit	(246,896)	(210,654)
Total stockholders' equity	70,158	98,943
Total liabilities and stockholders' equity	$95,441	$116,329
The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue	$306	$268
Operating expenses:
Cost of revenue	210	193
Research and development	15,225	14,244
Selling and marketing	8,349	14,699
General and administrative	16,343	16,784
Total operating expenses	40,127	45,920
Loss from operations	(39,821)	(45,652)
Interest expense	(55)	(61)
Other income, net	3,634	1,527
Net loss	$(36,242)	$(44,186)
Net loss per share, basic and diluted	$(1.16)	$(1.43)
Weighted-average shares of common stock outstanding, basic and diluted	31,200,652	30,943,426
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities	$966	$(798)
Total other comprehensive income (loss)	966	(798)
Comprehensive loss	$(35,276)	$(44,984)
The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.
Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	30,774,126	$3	$305,212	$(183)	$(166,468)	$138,564
Issuance of common stock upon exercise of stock options	243,820	—	308	—	—	308
Stock-based compensation expense	—	—	5,055	—	—	5,055
Other comprehensive loss	—	—	—	(798)	—	(798)
Net loss	—	—	—	—	(44,186)	(44,186)
Balance as of December 31, 2022	31,017,946	$3	$310,575	$(981)	$(210,654)	$98,943
Issuance of common stock upon exercise of stock options	593,091	—	1,095	—	—	1,095
Issuance of common stock under employee stock purchase plan	93,235	—	123	—	—	123
Stock-based compensation expense	—	—	5,273	—	—	5,273
Other comprehensive income	—	—	—	966	—	966
Net loss	—	—	—	—	(36,242)	(36,242)
Balance as of December 31, 2023	31,704,272	$3	$317,066	$(15)	$(246,896)	$70,158
The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(36,242)	$(44,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	900	756
Stock-based compensation	5,273	5,055
Non-cash lease expense	526	462
Non-cash interest expense	—	12
Non-cash investment income, net	(1,182)	(239)
Other	18	(22)
Changes in operating assets and liabilities:
Accounts receivable	(47)	(86)
Other receivables	(5,310)	(2,884)
Prepaid expenses and other assets	465	718
Accounts payable	(442)	352
Accrued and other current liabilities	(2,301)	(514)
Deferred revenue	11,154	5,966
Net cash used in operating activities	(27,188)	(34,610)
Cash flows from investing activities
Purchases of marketable securities	(54,143)	(48,073)
Proceeds from maturities and sales of marketable securities	54,398	54,399
Purchases of property and equipment	(128)	(791)
Proceeds from disposal of property and equipment	311	16
Net cash provided by investing activities	438	5,551
Cash flows from financing activities
Proceeds from exercise of stock options	1,095	308
Proceeds from employee stock purchase plan	123	—
Finance lease principal payments	(466)	(303)
Net cash provided by financing activities	752	5
Net decrease in cash and cash equivalents	(25,998)	(29,054)
Cash and cash equivalents at beginning of period	29,878	58,932
Cash and cash equivalents at end of period	$3,880	$29,878
Supplemental disclosure of cash flow information
Cash paid for interest	$55	$48
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accruals	$20	$—
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
Since its inception, the Company’s activities have consisted of performing research and development, conducting clinical studies for its pipeline products and services, acquiring product rights, raising capital, establishing facilities, and organizing commercial operations to market the PreTRM test.
Liquidity and Capital Resources
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $246.9 million as of December 31, 2023. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s activities relating to the PreTRM test and the Company’s other pipeline products and services, including clinical and preclinical trials and anticipated research and development activities as well as commercialization activities. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its products and services and could be required to delay, scale back, or abandon some or all of its operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and may be dilutive to current stockholders, and any debt financing, if available, may involve restrictive covenants and dilutive financing instruments. The Company’s future operations are highly dependent on a combination of factors, including (i) the commercialization and market acceptance of the PreTRM test and the successful development, commercial launch, marketing, and distribution of other pipeline products and services; (ii) the success of scientific and clinical studies and other research and development programs that support current and future products and services; (iii) the development of competitive products by other biotechnology and laboratory companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its intellectual property, technology, and products; and, ultimately (vi) the timely and successful completion of any additional financing.
The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering (“IPO”), which was completed in July 2021. As of December 31, 2023, the Company had aggregate cash, cash equivalents, and available-for-sale securities of approximately $79.9 million. See Note 3—Cash, Cash Equivalents and Marketable Securities.
The Company evaluated that its existing financial resources are sufficient to continue operating activities at least 12 months from the issuance date of these financial statements.
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
The Company’s financial statements as of and for the year ended December 31, 2023 reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of inflation and higher interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments, and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
Cash and cash equivalents
The Company considers all highly liquid financial instruments with maturities of 90 days or less at the date of purchase to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value. As of December 31, 2023 and 2022, cash and cash equivalents consisted of cash, money market funds, and commercial paper. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company has classified its marketable securities, all of which are debt securities, as available-for-sale securities. These securities are carried at estimated fair value. Available-for-sale debt securities with an estimated fair value below the amortized cost basis are assessed to determine what amount of that difference, if any, is attributable to expected credit losses. An allowance for credit losses on available-for-sale debt securities is recognized as a charge in other income, net on the Company’s statements of operations and comprehensive loss, and any remaining unrealized losses, net of the related tax effect, are included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains bank deposits in accounts at federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institution holding its cash to the extent recorded in the balance sheet. The Company has not experienced any losses on its deposits of cash. The Company’s cash equivalents consist of money market funds and investment grade commercial paper. Marketable securities consist of investments in U.S. government securities, U.S. federal agency securities, investment grade commercial paper, and investment grade corporate securities. The Company’s investment portfolio in corporate debt securities is highly liquid and diversified among individual issuers. The Company did not experience any credit losses related to its investment portfolio for the years ended December 31, 2023 and 2022.
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
Leases
The Company’s operating lease relates to office and laboratory space at its headquarters. The Company’s finance leases are for certain equipment related to the Company’s information technology infrastructure and laboratory operations. The Company determines if an arrangement is a lease at inception. The Company has elected not to separate lease components from non-lease components for all classes of leased assets except for building leases.
The Company elected to treat leases with lease terms of 12 months or less as short-term leases. No right-of-use assets or lease liabilities are recognized for short-term leases. For leases with a lease term greater than 12 months, right-of-use assets and lease liabilities are recognized on the balance sheets at the commencement date based on the present value of the remaining lease payments and includes only payments that are fixed and determinable at commencement. The Company’s lease terms may include options to extend or terminate when it is reasonably certain that the Company will exercise such options.
To date, the rates implicit in the Company’s finance leases have been determinable, and the Company uses those rates to calculate the present value of its finance lease liabilities. The implicit rate in the Company’s operating lease is not readily determinable. As such, the Company uses its incremental borrowing rate to calculate the present value of its operating lease liabilities.
Operating lease costs are recognized on a straight-line basis over the lease terms. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease terms.
Deferred Revenue
The Company recognizes deferred revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Deferred revenue is recognized when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before the Company transfers the good or service to the customer. The Company’s deferred revenue balance as of December 31, 2023 and 2022 relates to certain contractual minimum payments received by the Company as part of its commercial collaboration agreements. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to customers pursuant to its commercial collaboration agreements.
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
The fair value of restricted stock units granted under the Company’s equity incentive plans is measured based on the grant-date fair value of the Company’s Class A common stock.
The fair value of stock options granted under the Company’s equity incentive plans is estimated using the Black-Scholes option pricing model. Input assumptions used in calculating the fair value of stock options represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. These input assumptions include the expected term of the awards, the expected common stock price volatility over the term of the awards, risk-free interest rates, and the expected dividend yield.
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
The fair value of equity awards is recognized as compensation cost on a straight-line basis by the Company over the participant’s requisite service period, which is the award’s vesting period. All stock-based compensation costs are classified in the statements of operations and comprehensive loss based upon the underlying participant’s role within the Company.
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
Retirement Savings Plan
The Company sponsors a safe harbor 401(k) plan that covers all of the Company’s eligible employees. The plan allows employees to make contributions up to a specified percentage of their compensation, subject to statutory limitations. The Company makes safe harbor matching contributions equal to 100% of the first 3% of a plan participant’s eligible compensation, plus 50% of the next 2% of a plan participant’s eligible compensation. The Company may also make an additional discretionary match or profit sharing contribution to the plan. The Company recorded expense related to its 401(k) plan of $0.6 million for the years ended December 31, 2023 and 2022.
Segments
The Company operates as one operating segment, which is developing and commercializing its medical diagnostic products and services. The Company’s chief operating decision maker, its chief executive officer, reviews financial information on an aggregate basis for making decisions regarding resource allocation and assessing performance.
Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. For the years ended December 31, 2023 and 2022, comprehensive loss includes unrealized gains (losses) on the Company’s available-for-sale debt securities.
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

The Company has two classes of common stock and calculates net loss per share using the two-class method. The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting and conversion. The undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the years ended December 31, 2023 and 2022.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities’ annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segments Disclosures. While ASU 2023-07 requires incremental disclosures, it does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine reportable segments. This ASU is effective for all public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company is currently evaluating the impact of adopting this guidance on its financial statements. Early adoption is permitted; however, the Company is not early adopting the standard.
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

3. Cash, Cash Equivalents and Marketable Securities
The Company has classified its marketable securities as available-for-sale. The Company’s cash, cash equivalents and marketable securities by major security type as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,608	$—	$—	$2,608
Money market funds	1,272	—	—	1,272
Total cash and cash equivalents	3,880	—	—	3,880
Current marketable securities:
Commercial paper	11,769	6	(2)	11,773
Corporate debt securities	1,155	—	(2)	1,153
U.S. federal agency securities	19,644	—	(102)	19,542
U.S. government securities	12,812	—	(81)	12,731
Total current marketable securities	45,380	6	(187)	45,199
Long-term marketable securities:
U.S. federal agency securities	9,406	27	(17)	9,416
U.S. government securities	4,388	3	(5)	4,386
Corporate debt securities	16,880	159	—	17,039
Total long-term marketable securities	30,674	189	(22)	30,841
Total cash, cash equivalents and marketable securities	$79,934	$195	$(209)	$79,920

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$913	$—	$—	$913
Money market funds	2,618	—	—	2,618
Commercial paper	26,356	—	(9)	26,347
Total cash and cash equivalents	29,887	—	(9)	29,878
Current marketable securities:
Commercial paper	15,219	2	(66)	15,155
Corporate debt securities	507	—	(5)	502
U.S. federal agency securities	28,964	—	(364)	28,600
U.S. government securities	8,702	—	(133)	8,569
Total current marketable securities	53,392	2	(568)	52,826
Long-term marketable securities:
U.S. federal agency securities	9,810	—	(199)	9,611
U.S. government securities	10,770	—	(208)	10,562
Corporate debt securities	1,156	—	—	1,156
Total long-term marketable securities	21,736	—	(407)	21,329
Total cash, cash equivalents and marketable securities	$105,015	$2	$(984)	$104,033

The following tables summarize the Company’s available-for-sale debt securities and cash equivalents with unrealized losses as of December 31, 2023 and 2022, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$5,453	$(2)	$—	$—	$5,453	$(2)
Corporate debt securities	1,153	(2)	—	—	1,153	(2)
U.S. federal agency securities	15,308	(52)	8,751	(67)	24,059	(119)
U.S. government securities	4,769	(13)	10,895	(73)	15,664	(86)
Total	$26,683	$(69)	$19,646	$(140)	$46,329	$(209)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$40,063	$(75)	$—	$—	$40,063	$(75)
Corporate debt securities	1,156	—	502	(5)	1,658	(5)
U.S. federal agency securities	12,869	(228)	25,342	(335)	38,211	(563)
U.S. government securities	10,562	(208)	8,569	(133)	19,131	(341)
Total	$64,650	$(511)	$34,413	$(473)	$99,063	$(984)
As of December 31, 2023 and 2022, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than two years.
The Company’s marketable securities classified by contractual maturities as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$45,380	$45,199
Due after one year through five years	30,674	30,841
Total	$76,054	$76,040

4. Property and Equipment
The following table presents the components of property and equipment, net, as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$5,734	$5,914
Computer equipment	1,054	1,230
Leasehold improvements	772	710
Software	1,141	1,141
Furniture and fixtures	320	320
Total property and equipment	9,021	9,315
Less accumulated depreciation and amortization	(7,022)	(6,256)
Property and equipment, net	$1,999	$3,059
Depreciation and amortization expense was $0.9 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.
5. Accrued and Other Current Liabilities
The following table presents the components of accrued and other current liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Accrued compensation	$779	$2,290
Accrued vacation	365	430
Accrued 401(k) matching contributions	74	568
Operating lease liability, current portion	578	519
Other current liabilities	926	637
Total accrued and other current liabilities	$2,722	$4,444
6. Other Income, net
The following table presents the components of other income, net, for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Interest income	$1,640	$456
Investment income, net	1,994	1,071
Other income, net	$3,634	$1,527
7. Fair Value Measurements
As of December 31, 2023 and 2022, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.

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
The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of December 31, 2023:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$1,272	$—	$—
Marketable securities:
Commercial paper	—	11,773	—
Corporate debt securities	—	18,192	—
U.S. federal agency securities	—	28,958	—
U.S. government securities	—	17,117	—
Total assets	$1,272	$76,040	$—
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

8. Related Party Transactions
In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $4.0 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively, which were recorded in research and development expenses in the Company’s statements of operations and comprehensive loss. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. The Company recognized revenues related to this agreement of $61 thousand and $100 thousand for the years ended December 31, 2023 and 2022, respectively.
In February 2021, the Company entered into a commercial collaboration agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health will purchase a certain minimum number of tests for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $6.0 million during the year ended December 31, 2023, which amount related to the minimum payments for the year ended December 31, 2022. As of December 31, 2023, the Company recorded $11.2 million in other receivables related to the minimum payments for the year ended December 31, 2023, which was received in January 2024. Such minimum payments are initially recorded as deferred revenue. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. The Company also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health.
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
The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the years ended December 31, 2023 and 2022.
9. Capital Structure
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

The following shares of Class A common stock were reserved for future issuance:

	December 31,
	2023	2022
Warrants to purchase Class A common stock	2,775,978	2,775,978
Options to purchase Class A common stock	7,251,663	8,428,441
Restricted stock units outstanding	2,692,459	—
Class A common stock available for future grants under the 2021 Equity Incentive Plan	1,002,091	1,926,356
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	801,668	598,777
Total	14,523,859	13,729,552
Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.0001 per share. There were no preferred shares outstanding at December 31, 2023 and 2022.
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
The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over either a two-year or four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of December 31, 2023, there were 1,002,091 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of December 31, 2023, there were 801,668 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options
Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding — December 31, 2022	8,428,441	$3.65	7.7	$115
Granted	991,866	3.49
Expired	(14,430)	0.75
Cancelled	(1,561,123)	4.25
Exercised	(593,091)	1.85
Outstanding — December 31, 2023	7,251,663	$3.66	6.9	$20,014
Vested and expected to vest at December 31, 2023	7,120,916	$3.64	6.9	$19,763
Vested and exercisable at December 31, 2023	5,477,835	$3.28	6.5	$16,856
The weighted-average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $2.28 and $1.92 per share, respectively. The total aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $1.4 million and $0.5 million, respectively. The total fair value of options vested for the years ended December 31, 2023 and 2022 was $4.8 million and $5.8 million, respectively.
The fair values calculated using the Black-Scholes option pricing model were estimated on each grant date using the following assumptions:

Year Ended December 31,
	2023	2022
Expected volatility	70.1% - 72.4%	63.7% - 69.1%
Risk-free interest rate	3.7% - 4.2%	1.7% - 4.3%
Expected term (in years)	5.3 - 7.0	5.3 - 7.0
Expected dividend yield	—%	—%
RSUs
The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2022	—	$—
Granted	2,827,824	2.10
Forfeited	(135,365)	3.76
Vested	—	—
Outstanding — December 31, 2023	2,692,459	$2.01

Stock-Based Compensation Expense
The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expense	$1,574	$1,671
Sales and marketing expense	657	590
General and administrative expense	3,042	2,794
Total employee stock-based compensation	$5,273	$5,055
The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of December 31, 2023 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$5,035	1.6
RSUs	3,942	2.7
Total unrecognized stock-based compensation expense	$8,977
11. Warrants
All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	December 31, 2023	December 31, 2022
$5.20	3,473	3,473
9.03	1,032,404	1,032,404
10.84	1,009,795	1,009,795
12.38	8,083	8,083
20.77	722,223	722,223
	2,775,978	2,775,978
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

The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of December 31, 2023 and 2022 (in thousands):

		December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2023	2022
Right-of-use assets:
Operating leases	Other assets	$1,180	$1,707
Finance leases	Property and equipment, net	1,008	1,317
Total right-of-use assets		$2,188	$3,024

Lease liabilities:
Operating leases	Accrued and other current liabilities	$578	$519
	Operating lease obligation, net of current portion	644	1,222
Finance leases	Finance lease obligation, current portion	440	464
	Finance lease obligation, net of current portion	196	626
Total lease liabilities		$1,858	$2,831
Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Year Ended December 31,
	2023	2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$312	$280
Interest on lease liabilities	55	61
Operating lease cost	636	504
Total lease cost	$1,003	$845

Other information
Finance leases:
Operating cash outflows	$55	$48
Financing cash outflows	$466	$303
Right-of-use assets obtained in exchange for lease liabilities	$18	$1,253
Weighted-average remaining lease term (in years)	1.4	2.3
Weighted-average discount rate	6.5%	6.4%
Operating leases:
Operating cash outflows	$628	$609
Right-of-use assets obtained in exchange for lease liabilities	$—	$2,169
Weighted-average remaining lease term (in years)	2.0	3.0
Weighted-average discount rate	7.5%	7.5%

Future minimum lease payments for the Company’s leases as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2024	$646	$467	$1,113
2025	666	197	863
2026	—	2	2
2027 and thereafter	—	—	—
Total minimum lease payments	1,312	666	1,978
Less: imputed interest	(90)	(30)	(120)
Present value of future lease payments	1,222	636	1,858
Less: current portion	578	440	1,018
Long-term portion	$644	$196	$840
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
Indemnification
The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2023 and 2022. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
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

13. Income Taxes
The Company has not recorded any income tax expense for the years ended December 31, 2023 and 2022 due to its history of operating losses.
The provision for income taxes includes the following components for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Total current benefit (provision)	$—	$—
Deferred:
Federal	$8,178	$9,400
State	2,198	1,951
Change in valuation allowance	(10,376)	(11,351)
Total deferred benefit (provision)	$—	$—
Total income tax benefit (provision)	$—	$—
The benefit (provision) for income taxes differs from the amount computed at federal statutory rates as follows (in thousands):

	Year Ended December 31,
	2023		2022
Computed Federal income tax benefit (expense) at the statutory rate	$7,602	21.00%	$9,278	21.00%
R&D credits	698	1.93%	566	1.28%
Equity-based expenses	(63)	(0.17)%	(325)	(0.74)%
State income taxes, net of federal benefit	1,783	4.92%	1,771	4.01%
State net operating loss carryforward true up	154	0.42%	(8)	(0.02)%
Change in statutory rates	163	0.45%	78	0.18%
Other	39	0.11%	(9)	(0.02)%
Valuation allowance	(10,376)	(28.66)%	(11,351)	(25.69)%
Income tax benefit (provision)	$—	—%	$—	—%

Significant components of the Company’s net deferred income tax assets (liabilities) are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$53,072	$46,674
R&D credits	3,856	3,038
R&E expenses	5,219	2,644
Accruals and reserves	278	635
Equity-based compensation	2,440	1,496
Depreciation and amortization	—	5
Lease liability	317	438
Other	7	3
Total deferred tax asset before allowance	65,189	54,933
Less: valuation allowance	(64,879)	(54,504)
Total deferred tax asset	310	429
Deferred tax liabilities:
Right-of-use asset	(306)	(429)
Depreciation and amortization	(4)	—
Net deferred tax assets	$—	$—
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
On the basis of this evaluation, a full valuation allowance of $64.9 million and $54.5 million has been recorded as of December 31, 2023 and 2022, respectively, as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $10.4 million and $11.4 million for the years ended December 31, 2023 and 2022, respectively, and there is no tax benefit presented in the accompanying financial statements.
The Company is subject to minimum taxes in several of the state jurisdictions where it files income tax returns. The amounts paid are immaterial and not presented above as a component of the current state tax provision.
As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of approximately $211.6 million and $143.7 million, respectively. Of the federal amount, $141.3 million can be carried forward indefinitely, while the remainder begins to expire after 2028, if not utilized. The state amounts begin to expire at various dates after 2030.
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
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities, based on technical merits. The reversal of the uncertain tax positions would not affect the Company’s effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets. As of December 31, 2023 and 2022, the Company did not record any material interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods. The

Company does not expect a significant increase or decrease in its uncertain tax positions within the next 12 months. A reconciliation of the beginning and ending amount of uncertain tax positions (in thousands):

	Year Ended December 31,
	2023	2022
Balance at the beginning of the year	$2,025	$1,648
Gross increases—prior period	80	—
Gross increases—current period	465	377
Balance at the end of the year	$2,570	$2,025
14. Net loss per share
The Company calculates net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the years ended December 31, 2023 and 2022, the Company reported net losses and as such, basic and diluted net loss per share are the same.
As the liquidation and dividend rights are identical for Class A and Class B common shares, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the years ended December 31, 2023 and 2022.
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	December 31,
	2023	2022
Warrants to purchase Class A common stock	2,775,978	2,775,978
Options to purchase Class A common stock	7,251,663	8,428,441
Restricted stock units outstanding	2,692,459	—
Total	12,720,100	11,204,419
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
On December 15, 2023, John J. Boniface, Ph.D., our Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 120,737 shares.
None of the other officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) and directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
Equity Award Modifications
As previously reported, effective June 8, 2023, Zhenya Lindgardt, a member of the Board, was appointed as the interim Chief Executive Officer of the Company, concurrently with the retirement of Gregory C. Critchfield, M.D., M.S., former President and Chief Executive Officer of the Company and former Chairman of the Board. On November 6, 2023, Ms. Lindgardt was granted 800,000 restricted stock units, to vest in equal quarterly installments over four years, beginning on February 6, 2024, subject to Ms. Lindgardt’s continued employment with the Company on the relevant vesting date (the “2023 Lindgardt RSUs”).
On March 15, 2024, the Board approved the acceleration of the vesting of 100,000 of the 2023 Lindgardt RSUs, effective as of March 23, 2024, to better align the vesting of the 2023 Lindgardt RSUs with the commencement of Ms. Lindgardt’s services as interim Chief Executive Officer. The remaining unvested 2023 Lindgardt RSUs will continue to vest in 13 quarterly installments beginning on June 8, 2024.
Also, as previously reported, effective June 7, 2023, Austin Aerts, the Company’s former Vice President of Finance and Corporate Controller, was appointed as the interim Chief Financial Officer of the Company, concurrently with the resignation of Jay Moyes, former Treasurer and Chief Financial Officer of the Company. On November 6, 2023, Mr. Aerts was granted 210,000 restricted stock units, to vest in equal quarterly installments over four years, beginning on February 6, 2024, subject to Mr. Aerts’s continued employment with the Company on the relevant vesting date (the “2023 Aerts RSUs”).
On March 15, 2024, the Board approved the acceleration of the vesting of 26,250 of the 2023 Aerts RSUs effective as of March 22, 2024, to better align the vesting of the 2023 Aerts RSUs with the commencement of Mr. Aerts’s services as interim Chief Financial Officer. The remaining unvested 2023 Aerts RSUs will continue to vest in 13 quarterly installments beginning on June 7, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Board of Directors and Corporate Governance” and “Executive Officers” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 in connection with the solicitation of proxies for our 2024 annual meeting of stockholders.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Non-Employee Director Compensation” and “Executive Compensation” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships, Related Party and Other Transactions” and “Board of Directors and Corporate Governance” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

10.3+	Form of 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed on July 8, 2021).
10.4*+	Non-Employee Director Compensation Policy.
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

10.7.1†
Amendment No. 1, dated February 16, 2023, to Side Letter with Baker Bros. Advisors LP, dated as of April 29, 2021, by and between Baker Bros. Advisors LP and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 22, 2023).

10.7.2*†	Amendment No. 2, dated December 6, 2023, to Side Letter with Baker Bros. Advisors LP, dated as of April 29, 2021, by and between Baker Bros. Advisors LP and the Registrant.
10.8+
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

10.10+
Consulting Agreement by and between the Registrant and Douglas Fisher, dated January 10, 2022 (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.11+
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

10.13*+	Amendment to Employment Agreement by and between the Registrant and John J. Boniface, dated March 18, 2024.
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

10.16*+	Amendment to Employment Agreement by and between the Registrant and Benjamin Jackson, dated March 18, 2024.
10.17+
Employment Agreement by and between the Registrant and Paul Kearney, dated October 1, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 9, 2021).

10.18*+	Amendment to Employment Agreement by and between the Registrant and Paul Kearney, dated March 18, 2024.
10.19+
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

10.21+
Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated March 30, 2021 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.22+
Amendment to Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated May 20, 2021 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.23*+	Amendment to Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated March 18, 2024.

10.24+
Retirement and Transition Agreement by and between the Registrant and Gregory C. Critchfield, M.D., dated May 15, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on August 9, 2023).

10.25+
Consulting Agreement by and between the Registrant and Michael R. Foley, M.D., dated July 1, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on August 9, 2023).

10.26+
Employment Agreement by and between the Registrant and Evguenia (Zhenya) Lindgardt, dated November 6, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 8, 2023).

10.27+
Employment Agreement by and between the Registrant and Austin Aerts, dated November 6, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 8, 2023).

10.28*+	Amendment to Employment Agreement by and between the Registrant and Austin Aerts, dated March 18, 2024.
10.29*+	Form of Restricted Stock Unit Agreement under the Registrant’s 2021 Equity Incentive Plan.
10.30
Lease Agreement, effective as of August 1, 2017, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed on June 11, 2021).

10.31
First Amendment to Lease, effective as of June 7, 2021, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.32
Second Amendment to Lease, effective October 10, 2022, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 9, 2022).

10.33
Third Amendment to Lease, effective as of July 25, 2023, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on August 9, 2023).

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

97.1*	Clawback Policy of the Registrant.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

SERA PROGNOSTICS, INC.

Date: March 20, 2024	/s/ Zhenya Lindgardt
Zhenya Lindgardt
President and Chief Executive Officer
Each person whose individual signature appears below hereby authorizes and appoints Zhenya Lindgardt and Austin Aerts, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenya Lindgardt	President and Chief Executive Officer (Principal Executive Officer)	March 20, 2024
Zhenya Lindgardt

/s/ Austin Aerts	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 20, 2024
Austin Aerts

/s/ Kim Kamdar, Ph.D.	Chair of the Board of Directors	March 20, 2024
Kim Kamdar, Ph.D.

/s/ Jane F. Barlow, M.D.	Director	March 20, 2024
Jane F. Barlow, M.D.

/s/ Gregory C. Critchfield, M.D., M.S.	Director	March 20, 2024
Gregory C. Critchfield, M.D., M.S.

/s/ Sandra A.J. Lawrence	Director	March 20, 2024
Sandra A.J. Lawrence

/s/ Mansoor Raza Mirza, M.D.	Director	March 20, 2024
Mansoor Raza Mirza, M.D.

/s/ Joshua Phillips	Director	March 20, 2024
Joshua Phillips

/s/ Ryan Trimble	Director	March 20, 2024
Ryan Trimble

/s/ Marcus Wilson, Pharm.D.	Director	March 20, 2024
Marcus Wilson, Pharm.D.