Form 10-Q
period 2024-03-31
SERA PROGNOSTICS, INC.
filed 2024-05-08
CIK 1534969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, the registrant had 31,686,018 and 967,759 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

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
•the expected impact of global business, political, and macroeconomic conditions, including inflation, increasing interest rates, and volatile market conditions, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, cybersecurity events, instability in the global banking system, and global events, including regional conflicts around the world, on our business, clinical trials, financial condition, liquidity, and results of operations; and
•our financial performance.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SERA PROGNOSTICS, INC.
Condensed Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,239	$3,880
Marketable securities	48,734	45,199
Accounts receivable	117	160
Other receivables	—	11,310
Prepaid expenses and other current assets	756	795
Total current assets	53,846	61,344
Property and equipment, net	1,808	1,999
Long-term marketable securities	32,386	30,841
Other assets	1,846	1,257
Total assets	$89,886	$95,441
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,026	$1,046
Accrued and other current liabilities	2,863	2,722
Finance lease obligation, current portion	448	440
Deferred revenue	20,231	20,235
Total current liabilities	24,568	24,443
Finance lease obligation, net of current portion	81	196
Operating lease obligation, net of current portion	487	644
Total liabilities	25,136	25,283
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 31,599,582 and 30,736,513 Class A shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; 1,500,000 Class B shares authorized; 1,405,259 Class B shares issued as of March 31, 2024 and December 31, 2023; 967,759 Class B shares outstanding as of March 31, 2024 and December 31, 2023.	3	3
Additional paid-in capital	319,921	317,066
Accumulated other comprehensive loss	(181)	(15)
Accumulated deficit	(254,993)	(246,896)
Total stockholders' equity	64,750	70,158
Total liabilities and stockholders' equity	$89,886	$95,441
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$—	$100
Operating expenses:
Cost of revenue	17	62
Research and development	3,683	4,103
Selling and marketing	1,227	2,818
General and administrative	4,170	4,446
Total operating expenses	9,097	11,429
Loss from operations	(9,097)	(11,329)
Interest expense	(9)	(16)
Other income, net	1,009	780
Net loss	$(8,097)	$(10,565)
Net loss per share, basic and diluted	$(0.25)	$(0.34)
Weighted-average shares outstanding, basic and diluted	32,220,038	31,019,311
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale debt securities, net of tax	$(166)	$524
Total other comprehensive (loss) income	(166)	524
Comprehensive loss	$(8,263)	$(10,041)
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	31,704,272	$3	$317,066	$(15)	$(246,896)	$70,158
Issuance of common stock upon exercise of stock options	425,749	—	1,162	—	—	1,162
Issuance of restricted stock units	431,152	—	—	—	—	—
Common stock warrant exercises	6,168	—	—	—	—	—
Stock-based compensation expense	—	—	1,693	—	—	1,693
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(8,097)	(8,097)
Balance as of March 31, 2024	32,567,341	$3	$319,921	$(181)	$(254,993)	$64,750

	Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	31,017,946	$3	$310,575	$(981)	$(210,654)	$98,943
Issuance of common stock upon exercise of stock options	4,094	—	4	—	—	4
Stock-based compensation expense	—	—	1,304	—	—	1,304
Other comprehensive income	—	—	—	524	—	524
Net loss	—	—	—	—	(10,565)	(10,565)
Balance as of March 31, 2023	31,022,040	$3	$311,883	$(457)	$(221,219)	$90,210
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(8,097)	$(10,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213	237
Stock-based compensation	1,693	1,304
Non-cash lease expense	138	128
Non-cash investment income, net	(270)	(187)
Other	—	3
Changes in operating assets and liabilities:
Accounts receivable	43	(7)
Other receivables	11,310	6,000
Prepaid expenses and other assets	10	118
Accounts payable	(27)	(5)
Accrued and other current liabilities	(14)	(1,893)
Deferred revenue	(5)	(14)
Net cash provided by (used in) operating activities	4,994	(4,881)
Cash flows from investing activities
Purchases of marketable securities	(16,227)	(14,735)
Proceeds from maturities and sales of marketable securities	11,250	17,094
Purchases of property and equipment	(15)	(39)
Purchase of intangible assets	(697)	—
Net cash (used in) provided by investing activities	(5,689)	2,320
Cash flows from financing activities
Proceeds from exercise of stock options	1,162	4
Finance lease principal payments	(108)	(120)
Net cash provided by (used in) financing activities	1,054	(116)
Net increase (decrease) in cash and cash equivalents	359	(2,677)
Cash and cash equivalents at beginning of period	3,880	29,878
Cash and cash equivalents at end of period	$4,239	$27,201
Supplemental disclosure of cash flow information
Cash paid for interest	$9	$16
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accruals	$7	$47
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Notes to Condensed Financial Statements
(Unaudited)
1. Description of Business and Financial Condition
Sera Prognostics, Inc. (the “Company”) is a women’s health company utilizing its proprietary proteomics and bioinformatics platform, and significant data resources, to improve maternal and neonatal health by discovering, developing, and commercializing blood-based biomarker tests and predictive analytic products and services. The Company was incorporated in the State of Delaware on January 17, 2008 and its operations are located in Salt Lake City, Utah, including a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory.
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
The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $255.0 million as of March 31, 2024. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s activities relating to the PreTRM test and the Company’s other pipeline products and services, including clinical and preclinical trials and anticipated research and development activities as well as commercialization activities. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its products and services and could be required to delay, scale back, or abandon some or all of its operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and may be dilutive to current stockholders, and any debt financing, if available, may involve restrictive covenants and dilutive financing instruments. The Company’s future operations are highly dependent on a combination of factors, including (i) the commercialization and market acceptance of the PreTRM test and the successful development, commercial launch, marketing, and distribution of other pipeline products and services; (ii) the success of scientific and clinical studies and other research and development programs that support current and future products and services; (iii) the development of competitive products by other biotechnology and laboratory companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its intellectual property, technology, products and services; and, ultimately (vi) the timely and successful completion of any additional financing.
The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering (“IPO”), which was completed in July 2021. As of March 31, 2024, the Company had aggregate cash, cash equivalents, and available-for-sale securities of $85.4 million. See Note 3—Cash, Cash Equivalents and Marketable Securities.
The Company believes that its existing financial resources are sufficient to continue operating activities at least 12 months from the issuance date of these unaudited condensed financial statements.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or any other period.
There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2024, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 22, 2023.
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
The Company’s financial statements as of and for the three months ended March 31, 2024 reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of inflation and higher interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
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

3. Cash, Cash Equivalents and Marketable Securities
The Company has classified its marketable securities as available-for-sale. The Company’s cash, cash equivalents and marketable securities by major security type as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,331	$—	$—	$2,331
Money market funds	1,908	—	—	1,908
Total cash and cash equivalents	4,239	—	—	4,239
Current marketable securities:
Commercial paper	10,317	—	(11)	10,306
Corporate debt securities	5,545	1	(12)	5,534
U.S. federal agency securities	20,683	1	(87)	20,597
U.S. government securities	12,339	—	(42)	12,297
Total current marketable securities	48,884	2	(152)	48,734
Long-term marketable securities:
U.S. federal agency securities	3,610	1	(17)	3,594
U.S. government securities	2,971	—	(18)	2,953
Corporate debt securities	25,836	55	(52)	25,839
Total long-term marketable securities	32,417	56	(87)	32,386
Total cash, cash equivalents and marketable securities	$85,540	$58	$(239)	$85,359

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,608	$—	$—	$2,608
Money market funds	1,272	—	—	1,272
Total cash and cash equivalents	3,880	—	—	3,880
Current marketable securities:
Commercial paper	11,769	6	(2)	11,773
Corporate debt securities	1,155	—	(2)	1,153
U.S. federal agency securities	19,644	—	(102)	19,542
U.S. government securities	12,812	—	(81)	12,731
Total current marketable securities	45,380	6	(187)	45,199
Long-term marketable securities:
U.S. federal agency securities	9,406	27	(17)	9,416
U.S. government securities	4,388	3	(5)	4,386
Corporate debt securities	16,880	159	—	17,039
Total long-term marketable securities	30,674	189	(22)	30,841
Total cash, cash equivalents and marketable securities	$79,934	$195	$(209)	$79,920

The following tables summarize the Company’s available-for-sale debt securities and cash equivalents with unrealized losses as of March 31, 2024 and December 31, 2023, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$7,361	$(11)	$—	$—	$7,361	$(11)
Corporate debt securities	16,529	(64)	—	—	16,529	(64)
U.S. federal agency securities	15,672	(70)	5,946	(34)	21,618	(104)
U.S. government securities	6,264	(30)	8,986	(30)	15,250	(60)
Total	$45,826	$(175)	$14,932	$(64)	$60,758	$(239)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$5,453	$(2)	$—	$—	$5,453	$(2)
Corporate debt securities	1,153	(2)	—	—	1,153	(2)
U.S. federal agency securities	15,308	(52)	8,751	(67)	24,059	(119)
U.S. government securities	4,769	(13)	10,895	(73)	15,664	(86)
Total	$26,683	$(69)	$19,646	$(140)	$46,329	$(209)
As of March 31, 2024 and December 31, 2023, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than three years.
The Company’s marketable securities classified by contractual maturities as of March 31, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$48,884	$48,734
Due after one year through five years	32,417	32,386
Total	$81,301	$81,120

4. Property and Equipment
The following table presents the components of property and equipment, net, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$5,736	$5,734
Computer equipment	1,074	1,054
Leasehold improvements	772	772
Software	1,141	1,141
Furniture and fixtures	320	320
Total property and equipment	9,043	9,021
Less accumulated depreciation and amortization	(7,235)	(7,022)
Property and equipment, net	$1,808	$1,999
Depreciation and amortization expense was $0.2 million for each of the three months ended March 31, 2024 and 2023.
5. Other Assets
The following table presents the components of other assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Operating right-of-use asset	$1,043	$1,180
Intangible assets	697	—
Other assets	106	77
Total other assets	$1,846	$1,257
During the three months ended March 31, 2024, the Company acquired domain names resulting in capitalized intangible assets of $697,000. The Company determined that the domain names have an indefinite useful life and are therefore not subject to amortization. The Company assesses its intangible assets for impairment annually, or more frequently if circumstances dictate.
6. Accrued and Other Current Liabilities
The following table presents the components of accrued and other current liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$256	$779
Accrued vacation	470	365
Accrued 401(k) matching contributions	178	74
Operating lease liability, current portion	594	578
Other current liabilities	1,365	926
Total accrued and other current liabilities	$2,863	$2,722

7. Other Income, net
The following table presents the components of other income, net, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$670	$257
Investment income, net	339	523
Other income, net	$1,009	$780
8. Fair Value Measurements
As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.
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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of March 31, 2024:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$1,908	$—	$—
Marketable securities:
Commercial paper	—	10,306	—
Corporate debt securities	—	31,373	—
U.S. federal agency securities	—	24,191	—
U.S. government securities	—	15,250	—
Total assets	$1,908	$81,120	$—
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
9. Related Party Transactions
In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.6 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, which were recorded in research and development expenses in the Company’s condensed statements of operations and comprehensive loss. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. In December 2023, enrollment in the PRIME study was stopped due to efficacy, and as such, there was no revenue recognized related to this agreement for the three months ended March 31, 2024. The Company recognized revenue related to this agreement of $21 thousand for the three months ended March 31, 2023.

In February 2021, the Company entered into a commercial collaboration agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health agreed to purchase a certain minimum number of tests for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $11.2 million during the three months ended March 31, 2024, which amount related to the minimum payments for the year ended December 31, 2023. Such minimum payments were initially recorded as deferred revenue. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. The Company also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health.
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
The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three months ended March 31, 2024 and 2023.
10. Capital Structure
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
The following shares of Class A common stock were reserved for future issuance:

	March 31, 2024	December 31, 2023
Warrants to purchase Class A common stock	2,712,849	2,775,978
Options to purchase Class A common stock	6,782,011	7,251,663
Restricted stock units outstanding	2,301,763	2,692,459
Class A common stock available for future grants under the 2021 Equity Incentive Plan	2,234,998	1,002,091
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	1,109,033	801,668
Total	15,140,654	14,523,859
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
The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors, and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over either a two-year or four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of March 31, 2024, there were 2,234,998 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of March 31, 2024, there were 1,109,033 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.
Stock Options
Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding — December 31, 2023	7,251,663	$3.66	6.9	$20,014
Granted	—	—
Expired	—	—
Cancelled	(43,903)	6.06
Exercised	(425,749)	2.73
Outstanding — March 31, 2024	6,782,011	$3.70	6.8	$37,056
Vested and expected to vest at March 31, 2024	6,684,788	$3.69	6.8	$36,597
Vested and exercisable at March 31, 2024	5,383,738	$3.39	6.5	$31,046
RSUs
The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2023	2,692,459	$2.01
Granted	78,750	9.15
Forfeited	(38,294)	2.03
Vested	(431,152)	2.18
Outstanding — March 31, 2024	2,301,763	$2.23

Stock-Based Compensation Expense
The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expense	$526	$349
Sales and marketing expense	85	184
General and administrative expense	1,082	771
Total employee stock-based compensation	$1,693	$1,304
The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of March 31, 2024 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$4,070	1.4
RSUs	3,986	2.3
Total unrecognized stock-based compensation expense	$8,056
12. Warrants
All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	March 31, 2024	December 31, 2023
$5.20	3,473	3,473
9.03	969,275	1,032,404
10.84	1,009,795	1,009,795
12.38	8,083	8,083
20.77	722,223	722,223
	2,712,849	2,775,978
During the three months ended March 31, 2024, 63,129 common stock warrants were net exercised, resulting in the issuance of 6,168 shares of Class A common stock.
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

The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of March 31, 2024 and December 31, 2023 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	March 31, 2024	December 31, 2023
Right-of-use assets:
Operating leases	Other assets	$1,043	$1,180
Finance leases	Property and equipment, net	934	1,008
Total right-of-use assets		$1,977	$2,188

Lease liabilities:
Operating leases	Accrued and other current liabilities	$594	$578
	Operating lease obligation, net of current portion	487	644
Finance leases	Finance lease obligation, current portion	448	440
	Finance lease obligation, net of current portion	81	196
Total lease liabilities		$1,610	$1,858
Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended March 31,
	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$78	$83
Interest on lease liabilities	9	16
Operating lease cost	159	159
Total lease cost	$246	$258

Other information
Finance leases:
Operating cash outflows	$9	$16
Financing cash outflows	$108	$120
Right-of-use assets obtained in exchange for lease liabilities	$—	$—
Weighted-average remaining lease term (in years)	1.1	2.0
Weighted-average discount rate	6.6%	6.4%
Operating leases:
Operating cash outflows	$162	$157
Right-of-use assets obtained in exchange for lease liabilities	$—	$—
Weighted-average remaining lease term (in years)	1.8	2.8
Weighted-average discount rate	7.5%	7.5%

Future minimum lease payments for the Company’s leases as of March 31, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2024	$485	$350	$835
2025	666	197	863
2026	—	2	2
2027 and thereafter	—	—	—
Total minimum lease payments	1,151	549	1,700
Less: imputed interest	(70)	(20)	(90)
Present value of future lease payments	1,081	529	1,610
Less: current portion	594	448	1,042
Long-term portion	$487	$81	$568
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
Indemnification
The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2024 and December 31, 2023. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
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

14. Net loss per share
The Company calculates net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the three months ended March 31, 2024 and 2023, the Company reported net losses and as such, basic and diluted net loss per share are the same.
As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three months ended March 31, 2024 and 2023.
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	March 31,
	2024	2023
Warrants to purchase Class A common stock	2,712,849	2,775,978
Options to purchase Class A common stock	6,782,011	8,875,249
Restricted stock units outstanding	2,301,763	347,436
Total	11,796,623	11,998,663

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
Overview
We are a women’s health company utilizing our proprietary proteomics and bioinformatics platform, and significant data resources, to improve maternal and neonatal health by discovering, developing, and commercializing blood-based biomarker tests and predictive analytic products and services. Our vision is to deliver pivotal and actionable information to pregnant women, their physicians, and health care payers to significantly enhance a mother’s pregnancy journey, improve maternal and neonatal health, and dramatically reduce health care costs. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing, data, and economic analysis enables us to provide physicians and expectant mothers with personally insightful, clinically meaningful, and economically impactful information designed to improve the pregnancy experience and outcomes for mothers and babies.
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
Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes conducting clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients, illustrating these benefits to healthcare providers and insurance payers, and providing convenient access to the test through streamlined specimen collection options. Beyond demonstration of efficacy, we look forward to studying the effectiveness and implementation of the PreTRM test in real-world setting. Clinical trials conducted to date include the Prediction and Prevention of Preterm Birth, or the PREVENT-PTB Study, Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL, and the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs study, or the PRIME study. Manuscript results of these studies demonstrate consistency in the reported beneficial impact of the PreTRM test and treat strategy. Specifically, this includes evidence of a prolongation of gestation, shortened hospital or NICU length of stay, and improvements in measures of neonatal morbidity/mortality. Our studies demonstrate a model indicating that by identifying and intervening in at-risk pregnancies, not identifiable by other approaches, babies destined for premature delivery remain in utero longer. This prolongation of gestation in the preterm period leads to more mature babies that require shorter hospital/NICU stays due to improved neonatal health. The PRIME study, for which enrollment was stopped due to efficacy at the interim analysis and is being prepared for publication, includes the same Primary and Secondary outcomes as the AVERT PRETERM TRIAL and affords the continued assessment of this model.

We believe market adoption by both health care providers and payers should be aided by the publication of our PREVENT-PTB study sub-analysis, the publication of the positive data from our AVERT PRETERM TRIAL, upcoming publication of our PRIME study, and other real-world evidence studies. We believe the data that will be published the upcoming years, together with our current body of evidence, will further demonstrate the clinical and economic utility of our test.
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
We have incurred significant operating losses since inception. Our net losses were $8.1 million and $10.6 million for the three months ended March 31, 2024 and 2023, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.
We have taken steps to significantly reduce our annual operating expenses across all aspects of our business and we believe our cash runway is sufficient to enable us to operate into 2027 based on our existing operating plans. We will continue to evaluate the allocation of our resources as we focus our efforts to accelerate the market adoption of our PreTRM test and the development and launch of additional pipeline products and services. Our evidence portfolio continues to grow with the publication of the PREVENT-PTB study sub-analysis of the potential benefit of care coordination and low-dose aspirin paired with PreTRM test results. We have finalized the AVERT PRETERM TRIAL primary analysis for peer review, the details of which can be found on the medRxiv pre-print server. Our real-world evidence implementation programs, targeting to expand PreTRM clinical utility data and replicate randomized controlled trial evidence in the real world, have been developed for study launches anticipated in 2024 and 2025.
We continue to make progress validating whole-blood collection technologies. Whole-blood collection can remove laborious specimen processing steps such as centrifugation and enable physician office or at-home consumer channels. We believe that whole-blood collection technologies, paired with ambient specimen shipment approaches, may enable greater market penetration and an optimal customer experience, while also potentially lowering costs.
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
Substantially all of our revenue in the near term is expected to come from sales of the PreTRM test. We expect to derive future revenues from PreTRM and other pipeline tests. As we continue to engage with payers and health systems using our latest evidence, we aim to close additional contracts which would eventually result in additional revenues when health care providers order the PreTRM test. We believe market adoption by both health care providers and payers could be aided by the publication of the PREVENT-PTB study sub-analysis, the publication of the AVERT PRETERM TRIAL results, the publication of positive PRIME study interim data, and other evidence generated within the next three years. We believe market accessibility of the test could be improved by our progress toward diversifying our specimen collection methods and enhanced awareness and engagement with patients. Revenue from our other pipeline products and services is expected to be dependent on our ability to successfully market them to patients, providers, payers, and, in most cases, a combination of the three.
Operating Expenses
Cost of Revenue
Cost of revenue reflects the aggregate costs incurred in delivering the proteomic testing results to clinicians and includes expenses for third-party specimen collection and shipping costs, as well as our lab personnel, materials and supplies, equipment, and infrastructure expenses associated with clinical testing, and allocated overhead including rent and equipment depreciation. Some of these components can vary significantly in cost and reliability of supply, and we periodically seek ways to make our supplier network more robust. For example, to address the risk posed by potential disruptions in specimen collection services described in the “Risk Factors” section of this report, we have contracted with alternative specimen collection providers beyond those that have traditionally supplied the majority of our needs, and are developing additional collection methods. We expect costs of revenue will generally move in line with the sales of the PreTRM test.
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
•laboratory materials and supplies;
•facilities costs; and
•depreciation, amortization, and other direct and allocated expenses, including insurance, and other operating costs, incurred as a result of our research and development activities.
We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses will decrease slightly in 2024 compared to 2023 following the cessation of enrollment in the PRIME study due to efficacy at the interim analysis at the end of 2023. Research and development costs may increase in the medium to long-term as we support current and additional clinical studies, publications, and other product development activities.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, and legal costs related to commercial efforts. We expect selling and marketing expenses will decrease in 2024 compared to 2023 as we recently took steps to further streamline our near-term commercial strategy to refocus on institutional sales as we generate additional clinical data. We expect selling and marketing expenses to begin to increase as early as the second half of 2024 and in the medium to long-term as we expand our commercial efforts as opportunity for PreTRM dictates and as we increase our product portfolio.
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
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change

	(in thousands)
	(unaudited)
Revenue	$—	$100	$(100)
Operating expenses:
Cost of revenue	17	62	(45)
Research and development	3,683	4,103	(420)
Selling and marketing	1,227	2,818	(1,591)
General and administrative	4,170	4,446	(276)
Total operating expenses	9,097	11,429	(2,332)
Loss from operations	(9,097)	(11,329)	2,232
Interest expense	(9)	(16)	7
Other income, net	1,009	780	229
Net loss	$(8,097)	$(10,565)	$2,468
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$1,014	$1,830	$(816)
Research and bioinformatics	1,806	1,096	710
Laboratory operations	863	1,177	(314)
Total research and development expenses	$3,683	$4,103	$(420)
The $0.4 million decrease in total research and development expenses was due to a $0.8 million decrease in clinical study costs and a $0.3 million decrease in laboratory operations costs partially offset by a $0.7 million increase in research and bioinformatics costs. The $0.8 million decrease in clinical study costs was primarily due to a $0.6 million decrease in PRIME study costs resulting from stopping enrollment in December 2023 due to efficacy and a $0.2 million decrease in personnel costs due to decreased average headcount. The $0.3 million decrease in laboratory operations costs was primarily due to a $0.2 million decrease in personnel costs due to decreased average headcount and a $0.1 million decrease in lab supplies. The $0.7 million increase in research and bioinformatics costs was primarily due to a $0.4 million increase in consulting and outside processing expenses related to product development activities, a $0.1 million increase in personnel costs due to increased average headcount, and a $0.1 million increase in stock-based compensation expense.

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
General and Administrative Expenses
The $0.3 million decrease was due primarily to decreases of $0.5 million in personnel-related costs driven by decreased average headcount and $0.1 million of director and officer insurance costs, partially offset by a $0.3 million increase in stock-based compensation expense. The decreases in personnel-related costs are largely a result of steps we took to streamline our general and administrative expenses to maintain the appropriate level of support for our current level of operations.
Other Income, Net
The $0.2 million increase in other income, net was due to a $0.4 million increase in interest income related primarily to our marketable securities partially offset by a $0.2 million decrease related primarily to investment income on our marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. As of March 31, 2024, we had aggregate cash, cash equivalents, and available-for-sale securities of $85.4 million, and an accumulated deficit of $255.0 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
	(unaudited)
Net cash provided by (used in):
Operating activities	$4,994	$(4,881)
Investing activities	(5,689)	2,320
Financing activities	1,054	(116)
Net increase (decrease) in cash and cash equivalents	$359	$(2,677)
Operating Activities
The net cash provided by operating activities during the three months ended March 31, 2024 was primarily due to an increase in operating assets and liabilities of $11.3 million and non-cash charges of $1.8 million, partially offset by a net loss of $8.1 million. The net cash used in operating activities during the three months ended March 31, 2023 was primarily due to a net loss of $10.6 million partially offset by non-cash charges of $1.5 million and an increase in operating assets and liabilities of $4.2 million.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was primarily due to $16.2 million in purchases of marketable securities and $0.7 million in purchases of intangible assets, partially offset by $11.3 million in proceeds from maturities and sales of marketable securities. Net cash provided by investing activities for the three months ended March 31, 2023 was primarily due to $17.1 million in proceeds from maturities and sales of marketable securities, partially offset by $14.7 million in purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 was primarily due to $1.2 million in proceeds from employee equity transactions, partially offset by $0.1 million of finance lease principal payments. Net cash used in financing activities for the three months ended March 31, 2023 was primarily due to $0.1 million of finance lease principal payments.
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
•the extent to which we acquire or invest in businesses, products, services, or technologies, although we currently have no commitments or agreements relating to any of these types of transactions;
•partnerships and other strategic options for our PreTRM test and other product candidates; and
•other factors described in the “Risk Factors” section and elsewhere in this report.
We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Contractual Obligations and Commitments
Our contractual obligations and commitments for the year ended December 31, 2023 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 20, 2024. No material changes have occurred during the three months ended March 31, 2024.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 20, 2024. There have been no significant changes in the application of our critical accounting policies, significant judgments and use of estimates during the three months ended March 31, 2024.
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

Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.7 million in the market value of our available-for-sale debt securities as of March 31, 2024. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not intend to sell investments while they are in an unrealized loss position and do not believe we will be required to sell the investments before recovery, which may be maturity.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our initial public offering (“IPO”), which was completed in July 2021. Our net loss for the three months ended

March 31, 2024 and 2023 was $8.1 million and $10.6 million, respectively. As of March 31, 2024, we had an accumulated deficit of $255.0 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop, and commercialize new products and services.
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
In the future, we expect to incur significant costs in connection with our operations, including, but not limited to, the development, marketing authorization, and commercialization of new tests, new services, and other products. These development activities generally require a substantial investment before we can determine commercial viability. We expect to need to raise additional funds through public or private equity or debt financings, collaborations or licensing arrangements to continue to fund or expand our operations.
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
•U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies or take other actions that impose significant restrictions on, or other challenges to, our ability to sell or market our products and services;
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
Our ability to achieve and maintain scientific and commercial market acceptance of the PreTRM test will depend on a number of factors. We expect that the PreTRM test will be subject to the market forces and adoption curves common to other new technologies. The market for proteomics and bioinformatics technologies and products is in its early stages of development. If widespread adoption of the PreTRM test or any other products and services that we commercialize in the future takes longer than anticipated, we will continue to experience operating losses. The success of life sciences technologies and products is due, in large part, to acceptance by the scientific and medical communities and their adoption of certain products in the applicable field of research. The life sciences scientific community is often led by a small number of early adopters and key opinion leaders who significantly influence the rest of the community through publications in peer-reviewed journals. In such journal publications, the researchers will describe their discoveries, and also the methods, and typically the products used, to fuel such discoveries. Mentions in peer-reviewed journal publications may be a driver for the general acceptance of products for the life sciences industry, such as the PreTRM test. In addition, continuing collaborative relationships with opinion leaders will be vital to maintaining any market acceptance we achieve. If too few researchers describe the use of our products or services, too many researchers shift to a competing product or service and publish research outlining their use of that product or service, or too many researchers negatively describe the use of our products or services in publications, it may drive customers away from our products or services. Other factors in achieving commercial market acceptance include:
•our ability to market and increase awareness of the capabilities of the PreTRM test;
•the ability of the PreTRM test to demonstrate comparable performance in intended use applications broadly in the hands of customers;
•our customers’ willingness to adopt new products, services, and workflows;
•the PreTRM test’s ease of use and whether it reliably provides advantages over other alternative technologies;
•the rate of adoption of the PreTRM test by patients, physicians, payers and the medical community at large;
•medical society guidelines supporting the use of the PreTRM test and clinical interventions based on it;
•the prices we charge for the PreTRM test;
•our ability to develop new products, services, and solutions for customers;
•whether competitors develop and commercialize products that perform similar functions as the PreTRM test; and
•the impact of our investments in product and service innovation and commercial growth.
We cannot assure that we will be successful in addressing each of these criteria or other criteria that might affect the market acceptance of any products or services we commercialize, particularly the PreTRM test. If we are unsuccessful in achieving and maintaining market acceptance of the PreTRM test, our business, financial condition, and results of operations would be adversely affected.
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
We have limited experience as a company in sales and marketing and our ability to achieve profitability depends on our being able to attract customers for the PreTRM test and our future products or services, once approved. Although members of our management team have considerable industry experience, successfully commercializing the PreTRM test will require adapting our sales, marketing, distribution, and customer service and support capabilities to current and ever-changing market conditions. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:
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
Even if the PreTRM test achieves broad scientific and market acceptance, if we fail to improve it or introduce compelling new products and services, our future revenues and prospects could be harmed.
Even if we are able to achieve broad scientific and market acceptance for the PreTRM test, our ability to grow our business will depend in large part on our ability both to enhance and improve the PreTRM test and to introduce compelling new products and services, including for major pregnancy related conditions beyond preterm birth. The success of any enhancement to the PreTRM test or introduction of new products or services depends on several factors, including completion of certain clinical development requirements, timely completion and delivery of the product or service, competitive pricing, adequate quality testing, integration with existing technologies, appropriately timed and staged product or service introductions, and overall market acceptance. Any new product, new service, or enhancement to the PreTRM test that we develop may not be introduced in a timely or cost-effective manner, may contain defects, errors or vulnerabilities or may not achieve the market acceptance necessary to generate significant revenue.
The typical development cycle of new life sciences products or services can be lengthy and complicated and may require new scientific discoveries or advancements, considerable resources, and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. If we do not achieve the required technical specifications or successfully manage development processes of the new product or service, or if development work is not performed according to schedule, then such new technologies, products, or services may be adversely impacted. To date, we have only completed the development process for one product. We cannot assure you that we will ever succeed in completing that process for another product, including for major pregnancy related conditions beyond preterm birth, or that even if we do, it will be launched successfully in the market and find commercial acceptance. If we are unable to successfully develop new products or services, enhance the PreTRM test to meet customer requirements, compete with alternative products and services or otherwise gain and maintain market acceptance, our business, results of operations, and financial condition could be harmed.
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
The FDA recently finalized its rulemaking to regulate Laboratory Developed Tests, and Congress continues to debate whether to take action to reform the current legal requirements applicable to LDTs. In either case we may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests or launching any other tests we may develop, which may increase the cost of conducting, or otherwise harm, our business.
We currently market the PreTRM test as an LDT and may in the future market other tests as LDTs. Although historically the FDA applied a policy of enforcement discretion with respect to LDTs whereby the agency does not generally actively enforce its regulatory requirements for such tests, in October 2023, the FDA issued a proposed rule aimed at regulating LDTs under the current medical device framework and phasing out its current enforcement discretion policy over several years. This FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other in vitro diagnostic tests, as discussed further below. The agency’s final rule was released to the public on April 29, 2024 and was officially published in the Federal Register on May 6, 2024, with an effective date of July 5, 2024.
FDA’s final rule provides that the LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark. Litigation challenging the agency’s authority to promulgate this final rule and to regulate laboratory-based testing under its medical device paradigm is highly likely, although the outcome of such litigation is uncertain. Litigation challenging the final rule may also have an impact on FDA’s plans to implement these new LDT requirements, making the potential implementation timeline somewhat uncertain. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of administrative agency action via FDA’s final rule approach, which may be disruptive to the industry and to patient access to certain diagnostic tests.

If there are changes in FDA regulations or legislative authorities such that the agency begins to exercise oversight over LDTs, as has now been initiated through publication of the final rule, or if the FDA disagrees that our marketed tests are within the scope of its criteria used for defining LDTs, we may become subject to extensive regulatory requirements and may be required to stop selling our existing test or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. If the FDA allows our tests to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders from health care providers or reimbursement for our tests may decline.
Moreover, if the FDA were to disagree with our conclusion that the PreTRM test falls within the scope of the agency’s LDT definition and that the PreTRM test is thus subject to FDA’s medical device authorities and implementing regulations today, irrespective of the final rulemaking to regulate all LDTs as devices, the agency could require that we obtain premarket approval or another type of device premarket authorization in order for us to commercialize the PreTRM test. As part of this process, we may also be required to conduct additional clinical testing before applying for commercial marketing authorization. Clinical trials must be conducted in compliance with FDA regulations in order to support a marketing submission to the agency for a regulated product, or the FDA may take certain enforcement actions or reject the data. Performing additional, new clinical studies and trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize the PreTRM test, any or all of which would adversely impact our business. Any such clinical trial may need to comply with recent amendments to the FD&C Act requiring sponsors of most clinical studies of investigational devices to develop and submit a diversity action plan to the FDA. If we were to be required to develop a diversity action plan for any future clinical trial, such an obligation could result in further costs and potentially delay our ability to begin such a clinical trial.
In addition, as noted above, Congress has been working on legislation to create an LDT and In Vitro Diagnostic, or IVD, regulatory framework that would be separate and distinct from the existing medical device regulatory framework. For example, as drafted and re-introduced for consideration by the current Congress, reform legislation called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act would codify the term “in vitro clinical test,” or IVCT, and create a new medical product category separate from medical devices to include products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. The FDA’s October 2023 publication of an LDT proposed rule that would apply the existing medical device framework to laboratory-developed products renewed stakeholder calls for a more targeted approach to modernizing the federal government’s oversight of clinical diagnostic tests. Most recently, on March 21, 2024, the House Energy and Commerce held a subcommittee hearing titled “Evaluating Approaches to Diagnostic Test Regulation and the Impact of the FDA’s Proposed Rule.” The private witnesses testifying at the hearing expressed broad support for the bipartisan VALID Act instead of the FDA’s proposal to use its medical devices authorities. It remains possible that congressional action in this area could displace the need for the FDA to implement its recently finalized rulemaking.
If Congress were to pass the VALID Act or any other legislation applicable to the FDA’s regulation of LDTs, or if the FDA were to successfully implement new regulations for such products following resolution of any litigation challenging the agency’s underlying authority to issue the May 2024 LDT final rule, we will likely be subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements, and quality control requirements. Any legislation or formal FDA regulatory framework affecting LDTs is also likely to have premarket application requirements prohibiting commercialization without FDA authorization and controls regarding modification to the tests that may require further FDA submissions. Any such process would likely be costly and time-consuming.
The outcome and ultimate impact on our business of any changes to the federal government’s regulation of LDTs is difficult to predict. Potential future increased regulation of our LDTs could result in increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions and other civil and criminal sanctions, which could have a material and adverse effect upon our business, operating results, and financial condition. In addition, at this time it is unclear what testing and data may be required to support any required FDA clearance or approval of our tests, should the final rule be fully implemented as envisioned by FDA and HHS.
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
If the FDA decides to require that we obtain any form or type of premarket authorization in order for us to commercialize our current PreTRM test or any future tests developed as LDTs, whether as a result of new legislative authority or following implementation of the May 2024 final rule or based on its determination that the PreTRM test does not meet the definition of an LDT, we may be required to conduct additional clinical testing before submitting a regulatory submission for commercial marketing authorization. Clinical trials to support marketing authorization from the FDA must be conducted in compliance with various regulatory requirements, including investigational device exemption regulations and good clinical practices, or else the FDA may take certain enforcement actions or reject the data. Such clinical trials may take several years to design and conduct, and they are often expensive and resource-driven.
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
In addition, health-related, privacy, and data protection laws and regulations in the United States and elsewhere are subject to interpretation and enforcement by various governmental authorities and courts, resulting in complex compliance issues and the potential for varying or even conflicting interpretations, particularly as laws and regulations in this area are in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business and our reputation. Complying with these laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business, operating results, and financial condition.
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
Our internal information technology systems, or those of any of our third party service providers, or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets, and other sensitive data (collectively, sensitive information). We may implement a variety of security measures designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party service providers and suppliers, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
To the extent that any disruption or security breach were to result in loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our programs could be delayed. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause stakeholders (including investors and potential customers) to stop supporting our platform, products and services, deter new customers from products and services, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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

•The Stark Law, also known as the physician self-referral prohibition, which, unless an exception applies, generally prohibits physicians or an immediate family member from making referrals for certain designated health services covered by Medicare or Medicaid, including clinical laboratory services, if the physician or an immediate family member has a prohibited financial relationship with the entity providing the services at issue. Many states have statutes that are similar to the Stark Law. Federal enforcement agencies may assert that a claim including items or services resulting from a violation of the Stark Law constitutes a false or fraudulent claim for purposes of the federal FCA.
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
•The federal Civil Monetary Penalties Law, or CMP Law, which prohibits, among other things, (1) the offering or transfer of remuneration to a beneficiary of Medicare or a state health care program, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. Violations of the CMP Law may result in the imposition of civil monetary penalties, as well as damages and possible exclusion from participation in state and federal health care programs.
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
While we believe that the Sunshine Act does not apply to our business, we cannot guarantee that the federal government or other regulators will agree with our determination. Moreover, we could become subject to Sunshine Act reporting requirements if the FDA requires us to obtain premarket authorization for our tests as medical devices (whether because the agency determines that the PreTRM test does not fall within the scope of the agency’s existing LDT definition or because of its recently issued final rule to exercise authority over LDTs as medical devices) or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act. A determination that we have violated these laws and related CMS regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business. It is presently unknown how CMS will respond to the recently finalized FDA policy change to effectively render all LDTs medical device products under federal law, and whether or when it will assert that the Sunshine Act’s reporting requirements will begin to apply to the manufacturers of such LDTs. Given that litigation is expected between members of the clinical laboratory industry and FDA/HHS in relation to the May 2024 LDT final rule, it may be many months or even years before we have clarity on the applicability of state and federal Sunshine Act laws to our business.
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
Companies in our industry occasionally receive civil investigative demands, subpoenas, or other requests for information from state and federal governmental agencies. We cannot predict the occurrence, timing, outcome, or impact of any such investigations. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, administrative remedies and/or entry into corporate integrity agreements with governmental agencies, among other penalties. In addition, resolution of any of these matters could involve the imposition of additional costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material and adverse effect on our business, operating results, and financial condition.
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

•announcements by us or our competitors of new products and services, significant acquisitions, other strategic transactions, including strategic and commercial partnerships and relationships, joint ventures, divestitures, collaborations or capital commitments;
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
•actual or anticipated changes in regulatory oversight of our products and services;
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
We are not currently eligible to use a short-form Form S-3 registration due to our failure to timely file a current report on Form 8‑K relating to the resignation of one of our named executive officers, which we resolved by the filing of an 8-K on July 31, 2023. As management continues to work with outside counsel to adopt formal training procedures to periodically educate the Company’s officers as to the Company’s SEC reporting responsibilities, our principal executive and principal financial officers have concluded that we had effective disclosure controls and procedures as of March 31, 2024. However, we cannot provide assurance that we will not have further lapses in our disclosure controls and procedures, which could result in our failure to provide accurate and timely disclosure to our investors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy Rule 10b5-1(c) of the Exchange Act nor any “non-Rule 10b5-1 trading arrangement,” as defined by SEC rules.

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

10.1+
Amendment to Employment Agreement by and between the Registrant and John J. Boniface, dated March 18, 2024 (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024).

10.2+
Amendment to Employment Agreement by and between the Registrant and Benjamin Jackson, dated March 18, 2024 (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024).

10.3+
Amendment to Employment Agreement by and between the Registrant and Paul Kearney, dated March 18, 2024 (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024).

10.4+
Amendment to Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated March 18, 2024 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024).

10.5+
Amendment to Employment Agreement by and between the Registrant and Austin Aerts, dated March 18, 2024 (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024).

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

SERA PROGNOSTICS, INC.

Date: May 8, 2024	/s/ Zhenya Lindgardt
Zhenya Lindgardt
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	/s/ Austin Aerts
Austin Aerts
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)