Form 10-Q
period 2024-06-30
SERA PROGNOSTICS, INC.
filed 2024-08-07
CIK 1534969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, the registrant had 32,400,832 and 967,759 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SERA PROGNOSTICS, INC.
Condensed Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,664	$3,880
Marketable securities	46,276	45,199
Accounts receivable	101	160
Other receivables	—	11,310
Prepaid expenses and other current assets	502	795
Total current assets	51,543	61,344
Property and equipment, net	1,607	1,999
Long-term marketable securities	30,006	30,841
Other assets	1,705	1,257
Total assets	$84,861	$95,441
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$952	$1,046
Accrued and other current liabilities	3,181	2,722
Finance lease obligation, current portion	396	440
Deferred revenue	20,228	20,235
Total current liabilities	24,757	24,443
Finance lease obligation, net of current portion	23	196
Operating lease obligation, net of current portion	328	644
Total liabilities	25,108	25,283
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 32,386,088 and 30,736,513 Class A shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; 1,500,000 Class B shares authorized; 1,405,259 Class B shares issued as of June 30, 2024 and December 31, 2023; 967,759 Class B shares outstanding as of June 30, 2024 and December 31, 2023.	3	3
Additional paid-in capital	323,257	317,066
Accumulated other comprehensive loss	(211)	(15)
Accumulated deficit	(263,296)	(246,896)
Total stockholders' equity	59,753	70,158
Total liabilities and stockholders' equity	$84,861	$95,441
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$24	$123	$24	$223
Operating expenses:
Cost of revenue	20	80	37	142
Research and development	4,406	3,688	8,089	7,791
Selling and marketing	1,099	2,872	2,326	5,690
General and administrative	3,752	4,943	7,922	9,389
Total operating expenses	9,277	11,583	18,374	23,012
Loss from operations	(9,253)	(11,460)	(18,350)	(22,789)
Interest expense	(8)	(14)	(17)	(30)
Other income, net	958	932	1,967	1,712
Net loss	$(8,303)	$(10,542)	$(16,400)	$(21,107)
Net loss per share, basic and diluted	$(0.25)	$(0.34)	$(0.50)	$(0.68)
Weighted-average shares outstanding, basic and diluted	32,932,903	31,077,420	32,576,470	31,048,526
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities, net of tax	$(30)	$(215)	$(196)	$309
Total other comprehensive (loss) income	(30)	(215)	(196)	309
Comprehensive loss	$(8,333)	$(10,757)	$(16,596)	$(20,798)
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	31,704,272	$3	$317,066	$(15)	$(246,896)	$70,158
Issuance of common stock upon exercise of stock options	425,749	—	1,162	—	—	1,162
Issuance of restricted stock units	431,152	—	—	—	—	—
Common stock warrant exercises	6,168	—	—	—	—	—
Stock-based compensation expense	—	—	1,693	—	—	1,693
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(8,097)	(8,097)
Balance as of March 31, 2024	32,567,341	3	319,921	(181)	(254,993)	64,750
Issuance of common stock upon exercise of stock options	464,305	—	1,258	—	—	1,258
Issuance of restricted stock units	287,729	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	32,669	—	55	—	—	55
Common stock warrant exercises	1,803	—	—	—	—	—
Stock-based compensation expense	—	—	2,023	—	—	2,023
Other comprehensive loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(8,303)	(8,303)
Balance as of June 30, 2024	33,353,847	$3	$323,257	$(211)	$(263,296)	$59,753

	Common Stock (Class A and B)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	31,017,946	$3	$310,575	$(981)	$(210,654)	$98,943
Issuance of common stock upon exercise of stock options	4,094	—	4	—	—	4
Stock-based compensation expense	—	—	1,304	—	—	1,304
Other comprehensive income	—	—	—	524	—	524
Net loss	—	—	—	—	(10,565)	(10,565)
Balance as of March 31, 2023	31,022,040	3	311,883	(457)	(221,219)	90,210
Issuance of common stock upon exercise of stock options	117,839	—	178	—	—	178
Issuance of common stock under employee stock purchase plan	58,626	—	66	—	—	66
Stock-based compensation expense	—	—	1,440	—	—	1,440
Other comprehensive loss	—	—	—	(215)	—	(215)
Net loss	—	—	—	—	(10,542)	(10,542)
Balance as of June 30, 2023	31,198,505	$3	$313,567	$(672)	$(231,761)	$81,137
The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(16,400)	$(21,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421	472
Stock-based compensation	3,716	2,744
Non-cash lease expense	278	259
Non-cash investment income, net	(632)	(426)
Other	16	12
Changes in operating assets and liabilities:
Accounts receivable	59	(50)
Other receivables	11,310	6,000
Prepaid expenses and other assets	203	872
Accounts payable	(42)	(289)
Accrued and other current liabilities	144	(1,284)
Deferred revenue	(7)	(32)
Net cash used in operating activities	(934)	(12,829)
Cash flows from investing activities
Purchases of marketable securities	(26,556)	(23,068)
Proceeds from maturities and sales of marketable securities	26,735	38,113
Purchases of property and equipment	(22)	(86)
Proceeds from disposal of property and equipment	—	269
Purchase of intangible assets	(697)	—
Net cash (used in) provided by investing activities	(540)	15,228
Cash flows from financing activities
Proceeds from exercise of stock options	2,420	182
Proceeds from employee stock purchase plan	55	66
Finance lease principal payments	(217)	(240)
Net cash provided by financing activities	2,258	8
Net increase in cash and cash equivalents	784	2,407
Cash and cash equivalents at beginning of period	3,880	29,878
Cash and cash equivalents at end of period	$4,664	$32,285
Supplemental disclosure of cash flow information
Cash paid for interest	$17	$30
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$8	$—
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
Since its inception, the Company’s activities have consisted of performing research and development and conducting clinical studies for its pipeline products and services, acquiring product rights, raising capital, establishing facilities, and organizing commercial operations to market its testing and analytics products, primarily the PreTRM test.
Liquidity and Capital Resources
The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $263.3 million as of June 30, 2024. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s activities relating to the PreTRM test and the Company’s other pipeline products and services, including clinical and preclinical trials and anticipated research and development activities as well as commercialization activities. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its products and services and could be required to delay, scale back, or abandon some or all of its operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and may be dilutive to current stockholders, and any debt financing, if available, may involve restrictive covenants and dilutive financing instruments. The Company’s future operations are highly dependent on a combination of factors, including (i) the commercialization and market acceptance of the PreTRM test and the successful development, commercial launch, marketing, and distribution of other pipeline products and services; (ii) the success of scientific and clinical studies and other research and development programs that support current and future products and services; (iii) the development of competitive products by other biotechnology and laboratory companies; (iv) the Company’s ability to manage growth of the organization; (v) the Company’s ability to protect its intellectual property, technology, products and services; and, ultimately (vi) the timely and successful completion of any additional financing.
The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering (“IPO”), which was completed in July 2021. As of June 30, 2024, the Company had aggregate cash, cash equivalents, and available-for-sale securities of $80.9 million. See Note 3—Cash, Cash Equivalents and Marketable Securities.
The Company believes that its existing financial resources are sufficient to continue operating activities at least 12 months from the issuance date of these unaudited condensed financial statements.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or any other period.
There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2024, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 20, 2024.
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
The Company’s financial statements as of and for the three and six months ended June 30, 2024 reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of inflation and higher interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.
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

3. Cash, Cash Equivalents and Marketable Securities
The Company has classified its marketable securities as available-for-sale. The Company’s cash, cash equivalents and marketable securities by major security type as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,761	$—	$—	$1,761
Money market funds	2,903	—	—	2,903
Total cash and cash equivalents	4,664	—	—	4,664
Current marketable securities:
Commercial paper	7,939	—	(9)	7,930
Corporate debt securities	11,823	—	(23)	11,800
U.S. federal agency securities	20,331	—	(78)	20,253
U.S. government securities	6,321	—	(28)	6,293
Total current marketable securities	46,414	—	(138)	46,276
Long-term marketable securities:
Corporate debt securities	26,998	21	(92)	26,927
Municipal debt securities	3,081	—	(2)	3,079
Total long-term marketable securities	30,079	21	(94)	30,006
Total cash, cash equivalents and marketable securities	$81,157	$21	$(232)	$80,946

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,608	$—	$—	$2,608
Money market funds	1,272	—	—	1,272
Total cash and cash equivalents	3,880	—	—	3,880
Current marketable securities:
Commercial paper	11,769	6	(2)	11,773
Corporate debt securities	1,155	—	(2)	1,153
U.S. federal agency securities	19,644	—	(102)	19,542
U.S. government securities	12,812	—	(81)	12,731
Total current marketable securities	45,380	6	(187)	45,199
Long-term marketable securities:
U.S. federal agency securities	9,406	27	(17)	9,416
U.S. government securities	4,388	3	(5)	4,386
Corporate debt securities	16,880	159	—	17,039
Total long-term marketable securities	30,674	189	(22)	30,841
Total cash, cash equivalents and marketable securities	$79,934	$195	$(209)	$79,920

The following tables summarize the Company’s available-for-sale debt securities and cash equivalents with unrealized losses as of June 30, 2024 and December 31, 2023, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$7,930	$(9)	$—	$—	$7,930	$(9)
Corporate debt securities	29,129	(111)	1,151	(4)	30,280	(115)
U.S. federal agency securities	4,790	(14)	14,357	(64)	19,147	(78)
U.S. government securities	1,475	(3)	4,818	(25)	6,293	(28)
Municipal debt securities	$3,079	$(2)	$—	$—	3,079	(2)
Total	$46,403	$(139)	$20,326	$(93)	$66,729	$(232)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$5,453	$(2)	$—	$—	$5,453	$(2)
Corporate debt securities	1,153	(2)	—	—	1,153	(2)
U.S. federal agency securities	15,308	(52)	8,751	(67)	24,059	(119)
U.S. government securities	4,769	(13)	10,895	(73)	15,664	(86)
Total	$26,683	$(69)	$19,646	$(140)	$46,329	$(209)
As of June 30, 2024 and December 31, 2023, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than three years.
The Company’s marketable securities classified by contractual maturities as of June 30, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$46,414	$46,276
Due after one year through five years	30,079	30,006
Total	$76,493	$76,282

4. Property and Equipment
The following table presents the components of property and equipment, net, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$5,742	$5,734
Computer equipment	1,074	1,054
Leasehold improvements	772	772
Software	1,141	1,141
Furniture and fixtures	320	320
Total property and equipment	9,049	9,021
Less accumulated depreciation and amortization	(7,442)	(7,022)
Property and equipment, net	$1,607	$1,999
Depreciation and amortization expense was $0.2 million for each of the three months ended June 30, 2024 and 2023. Depreciation and amortization expense was $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.
5. Other Assets
The following table presents the components of other assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Operating right-of-use asset	$902	$1,180
Intangible assets	697	—
Other assets	106	77
Total other assets	$1,705	$1,257
During the six months ended June 30, 2024, the Company acquired domain names resulting in capitalized intangible assets of $697,000. The Company determined that the domain names have an indefinite useful life and are therefore not subject to amortization. The Company assesses its intangible assets for impairment annually, or more frequently if circumstances dictate.
6. Accrued and Other Current Liabilities
The following table presents the components of accrued and other current liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$513	$779
Accrued vacation	466	365
Accrued 401(k) matching contributions	216	74
Operating lease liability, current portion	610	578
Other current liabilities	1,376	926
Total accrued and other current liabilities	$3,181	$2,722

7. Other Income, net
The following table presents the components of other income, net, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$671	$337	$1,341	$593
Investment income, net	287	595	626	1,119
Other income, net	$958	$932	$1,967	$1,712
8. Fair Value Measurements
As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.
Money market funds are highly liquid investments and are actively traded. The pricing information on money market funds is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.
U.S. government agency bonds, U.S. government bonds, commercial paper, corporate debt securities, and municipal debt securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date.
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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of June 30, 2024:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,903	$—	$—
Marketable securities:
Commercial paper	—	7,930	—
Corporate debt securities	—	38,727	—
Municipal debt securities	—	3,079	—
U.S. federal agency securities	—	20,253	—
U.S. government securities	—	6,293	—
Total assets	$2,903	$76,282	$—
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
9. Related Party Transactions
In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.8 million for each of the three months ended June 30, 2024 and 2023, and $1.4 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively, which were recorded in research and development expenses in the Company’s condensed statements of operations and comprehensive loss. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. In December 2023, enrollment in the PRIME study was stopped due to efficacy, and as such, there was an immaterial amount of revenue recognized related to this agreement for the three and six months ended June 30, 2024. The Company recognized revenue related to this agreement of $14 thousand and $34 thousand for the three and six months ended June 30, 2023.

In February 2021, the Company entered into a commercial collaboration agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health agreed to purchase a certain minimum number of tests for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $11.2 million during the six months ended June 30, 2024, which amount related to the minimum payments for the year ended December 31, 2023. Such minimum payments were initially recorded as deferred revenue. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. The Company also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health.
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
The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three and six months ended June 30, 2024 and 2023.
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
The following shares of Class A common stock were reserved for future issuance:

	June 30, 2024	December 31, 2023
Warrants to purchase Class A common stock	2,649,720	2,775,978
Options to purchase Class A common stock	6,336,742	7,251,663
Restricted stock units outstanding	2,118,834	2,692,459
Class A common stock available for future grants under the 2021 Equity Incentive Plan	2,111,162	1,002,091
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	1,076,364	801,668
Total	14,292,822	14,523,859
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
The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors, and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over either a two-year or four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of June 30, 2024, there were 2,111,162 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.
The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of June 30, 2024, there were 1,076,364 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.
Stock Options
Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding — December 31, 2023	7,251,663	$3.66	6.9	$20,014
Granted	73,843	8.43
Expired	—	—
Cancelled	(98,710)	3.62
Exercised	(890,054)	2.72
Outstanding — June 30, 2024	6,336,742	$3.84	6.7	$16,497
Vested and expected to vest at June 30, 2024	6,257,911	$3.83	6.7	$16,355
Vested and exercisable at June 30, 2024	5,174,134	$3.54	6.5	$14,747
RSUs
The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding — December 31, 2023	2,692,459	$2.01
Granted	188,173	9.00
Forfeited	(42,917)	2.05
Vested	(718,881)	2.53
Outstanding — June 30, 2024	2,118,834	$2.46

Stock-Based Compensation Expense
The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$918	$382	$1,444	$732
Sales and marketing expense	92	294	177	477
General and administrative expense	1,013	764	2,095	1,535
Total employee stock-based compensation	$2,023	$1,440	$3,716	$2,744
The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of June 30, 2024 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$3,550	1.3
RSUs	3,969	2.0
Total unrecognized stock-based compensation expense	$7,519
12. Warrants
All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	June 30, 2024	December 31, 2023
$5.20	3,473	3,473
9.03	969,275	1,032,404
10.84	946,666	1,009,795
12.38	8,083	8,083
20.77	722,223	722,223
	2,649,720	2,775,978
During the six months ended June 30, 2024, 126,258 common stock warrants were net exercised, resulting in the issuance of 7,971 shares of Class A common stock.
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

The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of June 30, 2024 and December 31, 2023 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	June 30, 2024	December 31, 2023
Right-of-use assets:
Operating leases	Other assets	$902	$1,180
Finance leases	Property and equipment, net	855	1,008
Total right-of-use assets		$1,757	$2,188

Lease liabilities:
Operating leases	Accrued and other current liabilities	$610	$578
	Operating lease obligation, net of current portion	328	644
Finance leases	Finance lease obligation, current portion	396	440
	Finance lease obligation, net of current portion	23	196
Total lease liabilities		$1,357	$1,858
Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$78	$83	$157	$166
Interest on lease liabilities	8	14	17	30
Operating lease cost	159	159	318	318
Total lease cost	$245	$256	$492	$514

Other information
Finance leases:
Operating cash outflows	$8	$14	$17	$30
Financing cash outflows	$109	$120	$217	$240
Right-of-use assets obtained in exchange for lease liabilities	$—	$18	$—	$18
Weighted-average remaining lease term (in years)	0.9	1.8	0.9	1.8
Weighted-average discount rate	6.6%	6.5%	6.6%	6.5%
Operating leases:
Operating cash outflows	$162	$157	$323	$314
Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$—	$—
Weighted-average remaining lease term (in years)	1.5	2.5	1.5	2.5
Weighted-average discount rate	7.5%	7.5%	7.5%	7.5%

Future minimum lease payments for the Company’s leases as of June 30, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2024	$323	$233	$556
2025	666	197	863
2026	—	2	2
2027 and thereafter	—	—	—
Total minimum lease payments	989	432	1,421
Less: imputed interest	(51)	(13)	(64)
Present value of future lease payments	938	419	1,357
Less: current portion	610	396	1,006
Long-term portion	$328	$23	$351
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
Indemnification
The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2024 and December 31, 2023. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
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

14. Net loss per share
The Company calculates net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the three and six months ended June 30, 2024 and 2023, the Company reported net losses and as such, basic and diluted net loss per share are the same.
As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three and six months ended June 30, 2024 and 2023.
The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	June 30,
	2024	2023
Warrants to purchase Class A common stock	2,649,720	2,775,978
Options to purchase Class A common stock	6,336,742	8,062,442
Restricted stock units outstanding	2,118,834	240,832
Total	11,105,296	11,079,252

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
Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes conducting clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients, illustrating these benefits to healthcare providers and insurance payers, and providing convenient access to the test through streamlined specimen collection options. Beyond demonstration of efficacy, we look forward to studying the effectiveness and implementation of the PreTRM test in a real-world setting. Clinical trials conducted to date include the Prediction and Prevention of Preterm Birth, or the PREVENT-PTB Study, Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL, and the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs study, or the PRIME study. Manuscript results of these studies demonstrate consistency in the reported beneficial impact of the PreTRM test-and-treat strategy. Specifically, this includes evidence of a prolongation of gestation, shortened hospital or neonatal intensive care unit, or NICU, length of stay, and improvements in measures of neonatal morbidity/mortality. Our studies demonstrate a model indicating that by identifying and intervening in at-risk pregnancies, not identifiable by other approaches, babies destined for premature delivery remain in utero longer. This prolongation of gestation in the preterm period leads to more mature babies that require shorter hospital/NICU stays due to improved neonatal health. The PRIME study, for which enrollment was stopped due to efficacy at the interim analysis and is being prepared for publication, includes the same Primary and Secondary outcomes as the AVERT PRETERM TRIAL and affords the continued assessment of this model.

We believe market adoption by both health care providers and payers should be aided by the publications of our PREVENT-PTB study sub-analysis and the peer-reviewed positive data from our AVERT PRETERM TRIAL, as well as upcoming publications, including the results of our PRIME study and other real-world evidence studies. We believe the data that will be published in coming years, together with our current body of evidence, will further demonstrate the clinical and economic utility of our test.
In December 2023, we announced that the Data Safety Monitoring Board, or DSMB, overseeing our PRIME study recommended stopping enrollment due to efficacy, reporting that either co-primary endpoints, neonatal hospital length of stay and composite neonatal morbidity and mortality, met the stopping criteria for statistical significance at the pre-planned interim analysis. We adopted the DSMB’s recommendation and stopped PRIME study enrollment to focus on analyzing and reporting the available data. In May 2024, deliveries of all PRIME study participants were complete, inclusive of the approximately 2,000 remaining participants who were enrolled but had not delivered before enrollment was stopped in December 2023 per DSMB recommendation. All mothers and babies within the study have left the hospital and data monitoring for the final PRIME dataset is in progress. Manuscripts reporting study results, including top-line and exploratory analyses, are being prepared for submission and peer review after final analysis expected in fall 2024.
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
Our operations are headquartered in Salt Lake City, Utah, including a CLIA-certified laboratory. Since our inception, we have devoted the majority of our efforts and resources to performing research and development, acquiring product rights, raising capital, establishing facilities, conducting clinical trials, and establishing commercial operations to develop and commercialize our testing and analytics products, primarily the PreTRM test. During this period, we have incurred annual net losses. We have largely funded our operations with proceeds from the sale and issuance of convertible preferred stock, debt financings, bank loans, and the sale and issuance of Class A common stock in our initial public offering, or IPO, which was completed in July 2021.
We have incurred significant operating losses since inception. Our net losses were $8.3 million and $10.5 million for the three months ended June 30, 2024 and 2023, respectively and $16.4 million and $21.1 million for the six months ended June 30, 2024 and 2023, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.
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
We recently announced the publication of the positive results from the AVERT PRETERM TRIAL in Diagnostics, an international, peer-reviewed, open access journal on medical diagnosis. Diagnostics highlighted this study on the cover of the journal issue. Notable results indicated an 18% reduction in severe neonatal morbidity and mortality. Additionally, there was a 7-day reduction in the mean neonatal hospital length of stay among neonates with the longest stays. The trial also showed an increase in the average gestational age at birth before 32 weeks by 2.48 weeks. Furthermore, there was a

28-day reduction in the neonatal length of hospital stay for babies born before 32 weeks’ gestation, significantly reducing the time spent in the hospital for those at risk of the earliest delivery. Significant reductions in neonatal morbidity and mortality were also reported, as well as hospital and NICU lengths of stay, in the entire intent-to-treat population. The test-and-treat strategy was linked to decreased odds of preterm birth and spontaneous preterm birth at various gestational ages.
Our real-world evidence implementation programs, targeting to expand PreTRM clinical utility data and replicate randomized controlled trial evidence in the real world, have been developed for study launches anticipated in the second half of 2024 and in 2025.
We recently completed validation of certain whole-blood collection and whole-blood compatible testing technologies, and have begun marketing and processing whole-blood specimens. This evolution to whole-blood collection will remove laborious specimen processing steps such as centrifugation and enable in-office physician or at-home consumer collection channels. We believe that whole-blood collection technologies, paired with ambient specimen shipment approaches, may enable greater market penetration and an optimal customer experience, while also potentially lowering costs.
We will continue to opportunistically pursue contracts with private and governmental payers and health systems with new positive data from the PREVENT-PTB study, the AVERT PRETERM TRIAL, and the PRIME study, along with real-world evidence studies and other data we plan to generate, and we believe these efforts may eventually result in material revenues. However, if we are unable to secure payer contracts and generate significant market adoption by providers resulting in significant revenues, or if we fail to develop and successfully market our additional tests that generate additional revenues, we may be required to delay, scale back or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.
Key Components of Our Results of Operations
Revenues
Substantially all of our revenue in the near term is expected to come from sales of the PreTRM test. We expect to derive future revenues from PreTRM and other pipeline tests. As we continue to engage with payers and health systems using our latest evidence, we aim to close additional contracts which are expected to eventually result in additional revenues when health care providers order the PreTRM test. We believe market adoption by both health care providers and payers could be aided by the publication of the PREVENT-PTB study sub-analysis, the recent publication of the AVERT PRETERM TRIAL results, the future publication of positive PRIME study data, and other evidence generated within the next three years. We believe market accessibility of the test could be improved by our recent developments in diversifying our specimen collection methods and enhanced awareness and engagement with patients. Revenue from our other pipeline products and services is expected to be dependent on our ability to successfully market them to patients, providers, payers, and, in most cases, a combination of the three.
Operating Expenses
Cost of Revenue
Cost of revenue reflects the aggregate costs incurred in delivering products to customers (e.g., proteomic testing results to clinicians) and includes expenses related to third-party specimen collection and shipping costs, as well as our lab personnel, materials and supplies, equipment, and infrastructure expenses associated with clinical testing, and allocated overhead including rent and equipment depreciation. Some of these components can vary significantly in cost and reliability of supply, and we periodically seek ways to make our supplier network more robust. For example, to address the risk posed by potential disruptions in specimen collection services described in the “Risk Factors” section of this report, we have contracted with alternative specimen collection providers beyond those that have traditionally supplied the majority of our needs, and have developed additional collection methods. We expect costs of revenue will generally move in line with the sales of our products.
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
We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses will increase slightly in 2024 compared to 2023 due to increased product development activities, offset by decreased clinical study costs following our ending enrollment in the PRIME study due to efficacy at the interim analysis at the end of 2023. Research and development costs may continue to increase in the medium to long-term as we support current and additional clinical studies, publications, and other product development activities.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, and legal costs related to commercial efforts. We expect selling and marketing expenses will decrease in 2024 compared to 2023 as we recently took steps to further streamline our near-term commercial strategy to refocus on institutional sales as we generate additional clinical data. We expect selling and marketing expenses to accelerate as early as the second half of 2024 and further increase in the medium to long-term as we expand our investment in pursuit of PreTRM commercial opportunities, and as we increase our commercial investments in our product portfolio.
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
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change

	(in thousands)
	(unaudited)
Revenue	$24	$123	$(99)
Operating expenses:
Cost of revenue	20	80	(60)
Research and development	4,406	3,688	718
Selling and marketing	1,099	2,872	(1,773)
General and administrative	3,752	4,943	(1,191)
Total operating expenses	9,277	11,583	(2,306)
Loss from operations	(9,253)	(11,460)	2,207
Interest expense	(8)	(14)	6
Other income, net	958	932	26
Net loss	$(8,303)	$(10,542)	$2,239
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$1,131	$1,540	$(409)
Research and bioinformatics	2,465	1,079	1,386
Laboratory operations	810	1,069	(259)
Total research and development expenses	$4,406	$3,688	$718
The $0.7 million increase in total research and development expenses was due to a $1.4 million increase in research and bioinformatics costs, partially offset by a $0.4 million decrease in clinical study costs and a $0.3 million decrease in laboratory operations costs. The $1.4 million increase in research and bioinformatics costs was primarily due to a $0.7 million increase in consulting and outside processing expenses related to product development activities, a $0.5 million increase in stock-based compensation expense, and a $0.1 million increase in personnel costs due to increased average headcount. The $0.4 million decrease in clinical study costs was primarily due to a $0.3 million decrease in PRIME study costs resulting from stopping enrollment in December 2023 due to efficacy and a $0.2 million decrease in personnel costs due to decreased average headcount. The $0.3 million decrease in laboratory operations costs was primarily due to a $0.2 million decrease in personnel costs due to decreased average headcount and a $0.1 million decrease in lab supplies.
Selling and Marketing Expenses
The $1.8 million decrease was due primarily to decreases of $1.2 million in personnel-related costs driven by decreased average headcount, $0.2 million in stock-based compensation expense, $0.2 million in marketing programs and materials, and $0.1 million in travel expenses. These decreases are largely a result of steps we took to further streamline our near-term commercial strategy to refocus on institutional sales as we generate additional clinical data.
General and Administrative Expenses
The $1.2 million decrease was due primarily to decreases of $0.7 million related to one-time personnel costs, $0.3 million in personnel-related costs driven by decreased average headcount, $0.1 million of director and officer insurance costs, and $0.1 million in professional services fees. The decreases in personnel-related costs are largely a result of steps we took to streamline our general and administrative expenses to maintain the appropriate level of support for our current level of operations.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change

	(in thousands)
	(unaudited)
Revenue	$24	$223	$(199)
Operating expenses:
Cost of revenue	37	142	(105)
Research and development	8,089	7,791	298
Selling and marketing	2,326	5,690	(3,364)
General and administrative	7,922	9,389	(1,467)
Total operating expenses	18,374	23,012	(4,638)
Loss from operations	(18,350)	(22,789)	4,439
Interest expense	(17)	(30)	13
Other income, net	1,967	1,712	255
Net loss	$(16,400)	$(21,107)	$4,707

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change

	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$2,145	$3,370	$(1,225)
Research and bioinformatics	4,271	2,175	2,096
Laboratory operations	1,673	2,246	(573)
Total research and development expenses	$8,089	$7,791	$298
The $0.3 million increase in total research and development expenses was due to a $2.1 million increase in research and bioinformatics costs, partially offset by a $1.2 million decrease in clinical study costs and a $0.6 million decrease in laboratory operations costs. The $2.1 million increase in research and bioinformatics costs was primarily due to a $1.2 million increase in consulting and outside processing expenses related to product development activities, a $0.7 million increase in stock-based compensation expense, and a $0.2 million increase in personnel costs due to increased average headcount. The $1.2 million decrease in clinical study costs was primarily due to a $0.9 million decrease in PRIME study costs resulting from stopping enrollment in December 2023 due to efficacy and a $0.5 million decrease in personnel costs due to decreased average headcount, partially offset by a $0.1 million increase in consulting costs. The $0.6 million decrease in laboratory operations costs was primarily due to a $0.5 million decrease in personnel costs due to decreased average headcount and a $0.2 million decrease in lab supplies.
Selling and Marketing Expenses
The $3.4 million decrease was due primarily to decreases of $2.4 million in personnel-related costs driven by decreased average headcount, $0.4 million in travel expenses, $0.3 million in stock-based compensation expense, and $0.3 million in marketing programs and materials. These decreases are largely a result of steps we took to further streamline our near-term commercial strategy to refocus on institutional sales as we generate additional clinical data.
General and Administrative Expenses
The $1.5 million decrease was due primarily to decreases of $0.8 million in personnel-related costs driven by decreased average headcount, $0.6 million related to one-time personnel costs, $0.2 million of director and officer insurance costs, $0.2 million in professional services fees, and $0.2 million in other miscellaneous costs (such as facilities and equipment depreciation), partially offset by an increase of $0.6 million in stock-based compensation expense. The decreases in personnel-related and other miscellaneous costs are largely a result of steps we took to streamline our general and administrative expenses to maintain the appropriate level of support for our current level of operations.
Other Income, Net
The $0.3 million increase in other income, net was due to a $0.8 million increase related primarily to interest income on our marketable securities, partially offset by a $0.5 million decrease in investment income related primarily to our marketable securities.

Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. As of June 30, 2024, we had aggregate cash, cash equivalents, and available-for-sale securities of $80.9 million, and an accumulated deficit of $263.3 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
	(unaudited)
Net cash provided by (used in):
Operating activities	$(934)	$(12,829)
Investing activities	(540)	15,228
Financing activities	2,258	8
Net increase in cash and cash equivalents	$784	$2,407
Operating Activities
The net cash used in operating activities during the six months ended June 30, 2024 was primarily due to a net loss of $16.4 million, partially offset by an increase in operating assets and liabilities of $11.7 million and non-cash charges of $3.8 million. The net cash used in operating activities during the six months ended June 30, 2023 was primarily due to a net loss of $21.1 million partially offset by non-cash charges of $3.1 million and an increase in operating assets and liabilities of $5.2 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was primarily due to $26.6 million in purchases of marketable securities and $0.7 million in purchases of intangible assets, partially offset by $26.7 million in proceeds from maturities and sales of marketable securities. Net cash provided by investing activities for the six months ended June 30, 2023 was primarily due to $38.1 million in proceeds from maturities and sales of marketable securities, partially offset by $23.1 million in purchases of marketable securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was primarily due to $2.5 million in proceeds from employee equity transactions, partially offset by $0.2 million of finance lease principal payments. Net cash provided by financing activities for the six months ended June 30, 2023 was primarily due to $0.2 million in proceeds from employee equity transactions, partially offset by $0.2 million of finance lease principal payments.

Future Funding Requirements
We expect to incur significant additional operating losses and negative cash flows for the foreseeable future. We expect our losses in the future to arise principally as a result of our commercialization activities for the PreTRM test and the development, commercialization, marketing, and distribution of our other pipeline products and services, especially the costs of evidence-generating initiatives. There can be no assurance that we will eventually achieve significant revenues or profitability, or if achieved, can sustain either on a continuing basis. If we are unable to achieve significant revenues or raise additional funding, when needed, we may not be able to continue the development or commercialization of our products and services and could be required to delay, scale back, or abandon some or all of our development programs and other operations. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Any additional equity financing may not be available on favorable terms, most likely will be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants and dilutive financing instruments. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Our future funding requirements will depend on many factors, including the following:
•the timing, receipt, and amount of sales from the PreTRM test and other pipeline products and services;
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
Contractual Obligations and Commitments
Our contractual obligations and commitments for the year ended December 31, 2023 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 20, 2024. No material changes have occurred during the six months ended June 30, 2024.
Critical Accounting Policies and Estimates
A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 20, 2024. There have been no significant changes in the application of our critical accounting policies, significant judgments and use of estimates during the six months ended June 30, 2024.
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
Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.6 million in the market value of our available-for-sale debt securities as of June 30, 2024. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not intend to sell investments while they are in an unrealized loss position and do not believe we will be required to sell the investments before recovery, which may be maturity.
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

Effects of Inflation
We do not believe inflation has had a material effect on our results of operations during the periods presented. However, the current inflationary environment could affect us by increasing our costs of labor, laboratory supplies, and clinical trials and could adversely affect our business, results of operations, financial position and cash flows. In addition, increased inflation has had, and if it continues to increase, may have, an effect on interest rates and may adversely affect our borrowing rate and our ability to obtain any potential additional funding.
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
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Some of our products and services rely heavily on access to internal and external databases, and loss of access to such databases could materially harm our business.

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
•If third-party payers do not adequately reimburse for the PreTRM test or any new products we may develop, such products may not be purchased or used, which may adversely affect our revenue and profits.
•New reimbursement methodologies applicable to the PreTRM test, and other future products, including new CPT codes, may decrease reimbursement rates from third-party payers.
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
We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our initial public offering (“IPO”), which was completed in July 2021. Our net loss for the six months ended June 30, 2024 and 2023 was $16.4 million and $21.1 million, respectively. As of June 30, 2024, we had an accumulated deficit of $263.3 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop, and commercialize new products and services.
We currently receive substantially all of our revenues from the sales of the PreTRM test and expect to continue to receive revenue from sales of the PreTRM test and our other pipeline products and services in the future. It is possible that we will not generate sufficient revenue from the sales of any of our products and services to cover our costs, including research and development expenses related to furthering our product pipeline, and achieve or sustain profitability. A significant element of our business strategy is to increase and maintain our in-network coverage with third-party payers. However, third-party payers, such as commercial insurers and government health care programs, may decide not to reimburse for the PreTRM test or other tests we may develop, may not reimburse for uses of the PreTRM test or our other tests for the pregnant patient population, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses. Many third-party payers currently either have negative coverage determinations or otherwise do not reimburse for low-risk patient preterm birth screening tests. State Medicaid programs currently do not reimburse for our tests; third-party payers are increasingly requiring that prior authorization be obtained prior to conducting testing as a condition to reimbursing for it, which may reduce and/or delay the reimbursement amounts.
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
Some of our products and services rely heavily on access to internal and external databases, and loss of access to such databases could materially harm our business.
Data is a critical driver of our business, and access to large amounts of data housed in both internal and external databases is essential for our existing and future products and services. We maintain much of this data in our own proprietary databases. While we take reasonable measures to protect such internal databases, those measures may be unsuccessful, which could lead to a temporary loss of access to or permanent loss of data, or to other unavailability or modification of such data. Other data used in or essential to our products and services is stored in databases controlled by third parties, including governmental databases. Continued access to such data depends on the third party maintaining such databases and continuing to allow our access on reasonable terms. Loss of access to either internal or external data or databases, or other unavailability or modification of such data could materially harm our business, including the possibility of us needing to discontinue certain products or services.
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

Risks Related to Reimbursement
If third-party payers do not adequately reimburse for the PreTRM test or any new products we may develop, such products may not be purchased or used, which may adversely affect our revenue and profits.
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
New reimbursement methodologies applicable to the PreTRM test, and other future products, including new CPT codes, may decrease reimbursement rates from third-party payers.
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
FDA’s final rule provides that the LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the 4-year mark, although the FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests. The FDA’s final rule is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by health care providers. We have begun the process of evaluating the final rule’s potential impact on our PreTRM tests, our operations, and our business more generally.
On May 29, 2024, the American Clinical Laboratory Association (ACLA) and one of its members filed a complaint against the FDA in the Eastern District of Texas, alleging that the agency does not have authority to promulgate the LDT final rule and seeking to vacate the FDA’s action. The outcome of such litigation is uncertain. The ongoing litigation could potentially affect FDA’s plans to implement these new LDT requirements, making the potential implementation timeline somewhat uncertain. Affected stakeholders also continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of administrative agency action via FDA’s final rule approach, which may be disruptive to the industry and to patient access to certain diagnostic tests. However, it is unclear whether any future legislative efforts would be successful.
If there are changes in FDA regulations or legislative authorities such that the agency begins to exercise oversight over LDTs, as has now been initiated through the LDT final rule, or if the FDA disagrees that our marketed tests are within the scope of its criteria used for defining LDTs, we may become subject to extensive regulatory requirements and may be required to stop selling our existing test or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. If the FDA allows our tests to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders from health care providers or reimbursement for our tests may decline.
As part of the medical device authorization process, to the extent we become subject to those requirements under FDA’s LDT final rule and new enforcement direction policies applicable to currently marketed tests, we may be required to conduct additional clinical testing before applying for commercial marketing authorization. Clinical trials must be conducted in compliance with FDA regulations in order to support a marketing submission to the agency for a regulated product, or the FDA may take certain enforcement actions or reject the data. Performing additional, new clinical studies and trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize the PreTRM test, any or all of which would adversely impact our business. Any such clinical trial may need to comply with recent amendments to the FD&C Act requiring sponsors of most clinical studies of investigational devices to develop and submit a diversity action plan to the FDA. If we were to be required to develop a diversity action plan for any future clinical trial, such an obligation could result in further costs and potentially delay our ability to begin such a clinical trial.
In addition, as noted above, Congress has been working on legislation to create an LDT and In Vitro Diagnostic, or IVD, regulatory framework that would be separate and distinct from the existing medical device regulatory framework. For example, as drafted and re-introduced for consideration by the current Congress, reform legislation called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act would codify the term “in vitro clinical test,” or IVCT, and create a new medical product category separate from medical devices to include products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. On March 21, 2024, the House Energy and Commerce held a subcommittee hearing titled “Evaluating Approaches to Diagnostic Test Regulation and the Impact of the FDA’s Proposed Rule.” The private witnesses testifying at the hearing expressed broad support for the bipartisan VALID Act instead of the FDA’s plan to use its medical devices authorities. More recently, following FDA’s release of the final rule at the end of April, certain members of Congress have objected strenuously to the agency’s action. The FY2025 funding bill for FDA that was passed by the House Appropriations Committee on July 17, 2024 also recommends that the agency suspend its efforts to implement the rule and to instead partner with Congress on developing legislation for the field.
If Congress were to pass the VALID Act or any other legislation applicable to the FDA’s regulation of LDTs, or if the FDA were to successfully implement new regulations for such products following resolution of the pending ACLA lawsuit or any other litigation challenging the agency’s underlying authority to issue the May 2024 LDT final rule, we will likely be subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements, and quality control requirements. Any legislation or formal FDA regulatory framework affecting LDTs is also likely to have premarket application requirements prohibiting commercialization without FDA authorization and controls regarding modification to the tests that may require further FDA submissions. Any such process would likely be costly and time-consuming.
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
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal, and international laws, requirements, and regulations governing the collection, use, disclosure, retention, and security of personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, or standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability, or impose additional costs on us. The cost of compliance with these laws, regulations, and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal or state laws or regulations, our internal policies and procedures, or our contracts governing our use and disclosures of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance, and business.
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
Certain states have also adopted privacy and security laws and regulations, some of which may be more stringent than HIPAA and/or regulate information other than PHI. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. At the state level, for example, California has enacted the California Consumer Privacy Act, or CCPA, an extremely comprehensive and stringent privacy law. The CCPA took effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. It creates individual privacy rights for California consumers (as that term is broadly defined) and increases the privacy and security obligations of entities handling certain personal data, including obligations to provide disclosures to California consumers that include detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. CCPA does not apply to health information that is protected by HIPAA or the California Confidentiality of Medical Information Act, but CCPA still applies to other types of personal information held by HIPAA covered entities, such as personnel or marketing information. The regulations issued under the CCPA have been modified several times, and there is still some uncertainty about how the law will be interpreted and enforced.
In addition, California voters also approved the California Privacy Rights Act, or CPRA, on November 3, 2020 which went into effect in January 2023 with enforcement commencing in July 2023. CPRA modifies the CCPA significantly, resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. The CPRA imposes additional obligations on companies covered by the legislation and expands consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new regulatory entity, the California Privacy Protection Agency, which is vested with authority to implement and enforce the

CCPA and the CPRA. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas will take effect in 2024. In addition, laws in other U.S. states are set to take effect beyond 2024, and additional U.S. states have proposals under consideration.
The CCPA, the CPRA, and similar laws may increase our compliance costs and potential liability. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. All U.S. states have implemented data breach notification laws that overlap and often conflict with HIPAA and apply simultaneously. Additionally, various U.S. state and federal consumer protection laws and regulations govern the collection, use, disclosure and protection of health-related and other personal information. We must comply with all of these laws simultaneously in the event of a data breach which is a complicated and expensive proposition.
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union (EU), including personal health data, is subject to the EU’s General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Our operations currently do not subject us to the GDPR. However, contemplated new initiatives, e.g., marketing the PreTRM test in a member country of the EU, may subject us to and require us to comply with the GDPR.
In July 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring personal data from the EU to the United States – the EU-U.S. Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. In addition, the EU-U.S. Data Privacy Framework offers additional redress avenues for violations, including free of charge independent dispute resolution mechanisms and an arbitration panel. The European Commission will continually review developments in the United States along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of EU data protection authorities are difficult to predict. If we become subject to the GDPR and its transfer restrictions, some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.
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
Unauthorized access, loss, or dissemination of information could disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, educate patients and health care providers about our service, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. Any cybersecurity incident could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.
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
Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with privacy, confidentiality, cybersecurity or similar obligations, or any cybersecurity incidents or other security breaches that result in the accidental, unlawful or unauthorized access to, use of, release of, or transfer of sensitive information, including personally identifiable information, or PHI, may result in negative publicity, harm to our reputation, governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties, including class action lawsuits, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. While we have implemented cybersecurity measures intended to protect our information, data, information technology systems, applications and infrastructure, there can be no assurance that such measures will successfully detect or prevent service interruptions or cybersecurity incidents or that these measures will be satisfactory to regulatory authorities in the event of an audit, investigation or complaint.

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
In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets, and other sensitive data (collectively, sensitive information). We may implement a variety of security measures designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party service providers and suppliers, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as cybersecurity incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data.
The recent IT outage experienced by CrowdStrike Holdings, Inc. (“CrowdStrike”) serves as a pertinent example of such vulnerabilities. This outage, caused by a defective update to CrowdStrike’s Falcon Sensor for Windows, led to widespread system crashes and “blue screen of death” errors. The incident was further complicated for devices with BitLocker disk encryption enabled, as recovery required keys stored on crashed servers. The faulty update was not subjected to the usual patch management procedures before its release, highlighting the risks associated with inadequate testing. The outage had a global impact, disrupting critical services across various sectors, including airlines, airports, banks, hospitals, and stock markets. Over 5,000 flights were canceled, significantly affecting air travel operations worldwide. Although CrowdStrike provided remediation steps and continuous support, the incident underscores the potential for significant operational disruptions and the extensive efforts required for recovery. Our operations could have been similarly affected by such an IT outage, resulting in disruptions to our services and significant recovery efforts.
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
To the extent that any disruption or cybersecurity incident were to result in, or be perceived to result in, loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, we could incur liability and reputational damage and the development and commercialization of our programs could be delayed. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or cybersecurity incident impacting, our systems or third-party systems where information important to our business operations or commercial development is stored.
While we have implemented security measures designed to protect against cybersecurity incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a cybersecurity incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of cybersecurity incidents. Such disclosures may be costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a cybersecurity incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
If we (or a third party upon whom we rely) experience a cybersecurity incident or are perceived to have experienced a cybersecurity incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Cybersecurity incidents and attendant consequences may cause stakeholders (including investors and potential customers) to stop supporting our platform, products and services, deter new customers from products and services, and negatively impact our ability to grow and operate our business.
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
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain and evolving regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Additionally, our vendors and suppliers may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, which may inhibit our or our vendors’ and suppliers’ ability to maintain an adequate level of service and experience. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the European Union’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive law regulating the development and use of artificial intelligence—entered into force on August 1, 2024 and, with some exceptions, will become fully effective from August 2, 2026. The AI Act regulates artificial intelligence systems based on risk level, has extraterritorial reach in certain circumstances, and imposes obligations on providers, manufacturers, importers, distributors, and deployers of artificial intelligence systems. The AI Act also prohibits certain uses of artificial intelligence. If we develop or use artificial intelligence systems that are governed by the AI Act, we may be required to ensure higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.
If we, our vendors, our suppliers, or our third-party partners experience an actual or perceived breach of privacy or other cybersecurity incident because of the use of generative artificial intelligence, we may lose valuable intellectual property, personal information, and confidential information, and our reputation and the public perception of the effectiveness of our privacy and security measures could be harmed. These events could also result in obligations pursuant to, and subject us to liability under, applicable laws and contracts that we have entered into. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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
As management continues to work with outside counsel to adopt formal training procedures to periodically educate the Company’s officers as to the Company’s SEC reporting responsibilities, our principal executive and principal financial officers have concluded that we had effective disclosure controls and procedures as of June 30, 2024. However, we cannot provide assurance that we will not have further lapses in our disclosure controls and procedures, which could result in our failure to provide accurate and timely disclosure to our investors.
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
Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:
The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) adopted in the second quarter of 2024 by any director or officer who is subject to the filing requirements of Section 16 of the Exchange Act (“Section 16 Director or Officer”). These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of the Company's Section 16 Directors or Officers may participate in the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”) that has been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) were adopted by any Section 16 Director or Officer during the second quarter of 2024. Additionally, no

Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any Section 16 Director or Officer in the second quarter of 2024.

Name and Position	Action	Adoption Date	Duration/Expiration Date (1)	Aggregate Number of Shares to be Sold
Zhenya Lindgardt, President and Chief Executive Officer	Adoption	6/15/2024	7/31/2025 (2)	Up to 104,979
Austin Aerts, Chief Financial Officer	Adoption	5/22/2024	6/11/2025 (2)	Indeterminable (3)
John J. Boniface, Ph.D., Chief Scientific Officer	Adoption	5/15/2024	7/31/2025	Indeterminable (4)
Paul Kearney, Ph.D., Chief Data Officer	Adoption	5/14/2024	7/31/2025	Indeterminable (5)
Robert G. Harrison, Chief Information Officer	Adoption	5/14/2024	7/31/2025	Indeterminable (6)
Benjamin G. Jackson, General Counsel	Adoption	5/20/2024	7/31/2025 (2)	Indeterminable (7)
Gregory C. Critchfield, M.D., M.S., Director	Adoption	5/11/2024	7/31/2025	Up to 175,564
Joshua Phillips, Director	Adoption	6/14/2024	4/4/2025	Up to 12,500
Jane F. Barlow, M.D., Director	Adoption	5/10/2024	7/31/2025	Up to 102,000
Sandra A.J. Lawrence, Director	Adoption	6/3/2024	7/31/2025	Up to 13,000
Ryan Trimble, Director (8)	Adoption	5/22/2024	7/31/2025	Up to 250,229
Catalyst Health Ventures, L.P., Catalyst Health Ventures (PF), L.P., CHV Investments LLC, and Catalyst Health Ventures Follow-on Fund, L.P. (9)	Adoption	6/10/2024	4/4/2025	Up to 34,211 (10)

(1)
Sales under the trading arrangement will not commence until the selling start date. Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above pursuant to the terms of the trading arrangement.

(2)	Sales under the trading arrangement exclude specified “No Sale” periods.
(3)
The 10b5-1 trading arrangement provides for the sale of up to (i) 47,164 shares of our Class A common stock plus (ii) the net number of shares of our Class A common stock underlying certain restricted stock unit (“RSU”) awards. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our Class A common stock at the time of vesting.

(4)
The 10b5-1 trading arrangement provides for the sale of up to (i) 114,819 shares of our Class A common stock plus (ii) the net number of shares of our Class A common stock underlying certain RSU awards. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our Class A common stock at the time of vesting.

(5)
The 10b5-1 trading arrangement provides for the sale of up to (i) 173,506 shares of our Class A common stock plus (ii) the net number of shares of our Class A common stock underlying certain RSU awards. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our Class A common stock at the time of vesting.

(6)
The 10b5-1 trading arrangement provides for the sale of up to (i) 25,670 shares of our Class A common stock plus (ii) the net number of shares of our Class A common stock underlying certain RSU awards. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our Class A common stock at the time of vesting.

(7)
The 10b5-1 trading arrangement provides for the sale of up to (i) 96,718 shares of our Class A common stock plus (ii) the net number of shares of our Class A common stock underlying certain RSU awards and (iii) the number of shares of our Class A common stock resulting from purchases under the 2021 ESPP. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable (a) with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our Class A common stock at the time of vesting and (b) with respect to the 2021 ESPP, as such number will vary based on the market price of our Class A common stock at the time of the acquisition of shares under the 2021 ESPP.

(8)	Including transactions by trust in which Mr. Trimble has either a direct or indirect pecuniary interest.
(9)
CHV GP LLC is the general partner of Catalyst Health Ventures, L.P. (“CHV LP”) and Catalyst Health Ventures (PF), L.P. (“CHV PF”). CHV III GP LLC is the general partner of CHV Investments, LLC (“CHV Investments”) and Catalyst Health Ventures Follow-on Fund, L.P. (“CHV FO”) (together with CHV LP, CHV PF and CHV Investments, the “CHV Funds”). Joshua Phillips, a member of our board of directors, is a managing member of CHV GP LLC and CHV III GP LLC, and a limited partner of CHV PF, CHV Investments, CHV GP LLC and CHV III GP LLC. The securities held by the CHV Funds may be deemed to be beneficially owned by Joshua Phillips. Joshua Phillips disclaims beneficial ownership of these securities except to the extent of his pecuniary benefit therein.

(10)
Sales under the trading arrangement for CHV LP is up to 6,793 shares of our Class A common stock, sales under the trading arrangement for CHV PF is up to 9,726 shares of our Class A common stock, sales under the trading arrangement for CHV Investments is up to 17,684 shares of our Class A common stock, and sales under the trading arrangement for CHV FO is up to 8 shares of our Class A common stock.

TD Cowen Sales Agreement
On August 7, 2024, we entered into an at-the-market sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell, from time to time at our sole discretion, shares of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $50.0 million through TD Cowen, as sales agent (the “ATM Offering”).
TD Cowen may sell the Class A Common Stock by any method that is deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market (“Nasdaq”) or any other existing trading market for the Class A Common Stock. TD Cowen will use commercially reasonable efforts, consistent with its normal sales and trading practices and applicable state and federal laws, rules and regulations and the rules of Nasdaq, to sell the Class A Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay TD Cowen a commission equal to an aggregate of 3.0% of the gross proceeds of any shares of Class A Common Stock sold through TD Cowen under the ATM Offering and have provided TD Cowen with customary indemnification rights.
We are not obligated to make any sales of Class A Common Stock under the Sales Agreement. The offering of shares of Class A Common Stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein.
The foregoing description of the Sales Agreement is qualified in its entirety by reference to the Sales Agreement, a copy of which will be filed as an exhibit to the 2024 Registration Statement (as defined below).
The shares of Class A Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to a shelf registration statement on Form S-3 (the “2024 Registration Statement”) that we intend to file with the SEC following the filing of this Quarterly Report on Form 10-Q and a prospectus relating to the ATM Offering which will be included in the 2024 Registration Statement. None of our securities, including any shares of Class A Common Stock, may be sold under the Sales Agreement, and no offers to buy such securities may be accepted, prior to the time the 2024 Registration Statement is declared effective by the SEC.
The legal opinion of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. relating to the shares of Class A Common Stock being offered pursuant to the Sales Agreement will be filed as Exhibit 5.1 to the 2024 Registration Statement.
This report shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

SERA PROGNOSTICS, INC.

Date: August 7, 2024	/s/ Zhenya Lindgardt
Zhenya Lindgardt
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	/s/ Austin Aerts
Austin Aerts
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)