Form 10-Q
period 2024-09-30
SERA PROGNOSTICS, INC.
filed 2024-11-06
CIK 1534969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 32,804,741 and 967,759 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

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

•
estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements, and our needs for additional financing;
•
our expectations regarding the rate and degree of market acceptance of our products and services, including our PreTRM test;
•
the impact of our PreTRM test, including the results of any studies of the test, on the field of bioinformatics and proteomics and the size and growth of the addressable bioinformatics and proteomics market;
•
our ability to obtain funding for our operations;
•
our ability to manage and grow our business and commercialize our PreTRM test;
•
our ability to develop and commercialize new products and services;
•
our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
•
the pricing and reimbursement of our products and services;
•
the implementation of our business model, strategic plans for our business, products, services, and technology;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•
developments relating to our competitors and our industry;
•
the accuracy of our estimates regarding expenses, capital requirements, and needs for additional financing;
•
the expected impact of global business, political, and macroeconomic conditions, including inflation, fluctuations in interest rates, and volatile market conditions, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, cybersecurity events, instability in the global banking system, and global events, including regional conflicts around the world, on our business, clinical trials, financial condition, liquidity, and results of operations; and
•
our financial performance.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SERA PROGNOSTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,684	$3,880
Marketable securities	47,068	45,199
Accounts receivable	79	160
Other receivables	—	11,310
Prepaid expenses and other current assets	1,276	795
Total current assets	51,107	61,344
Property and equipment, net	1,428	1,999
Long-term marketable securities	24,591	30,841
Other assets	1,875	1,257
Total assets	$79,001	$95,441
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,378	$1,046
Accrued and other current liabilities	2,273	2,722
Finance lease obligation, current portion	305	440
Deferred revenue	20,226	20,235
Total current liabilities	24,182	24,443
Finance lease obligation, net of current portion	3	196
Operating lease obligation, net of current portion	165	644
Total liabilities	24,350	25,283
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 32,774,950 and 30,736,513 Class A shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; 1,500,000 Class B shares authorized; 1,405,259 Class B shares issued as of September 30, 2024 and December 31, 2023; 967,759 Class B shares outstanding as of September 30, 2024 and December 31, 2023.	3	3
Additional paid-in capital	325,571	317,066
Accumulated other comprehensive income (loss)	292	(15)
Accumulated deficit	(271,215)	(246,896)
Total stockholders' equity	54,651	70,158
Total liabilities and stockholders' equity	$79,001	$95,441

The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$29	$42	$53	$265
Operating expenses:
Cost of revenue	13	44	50	186
Research and development	3,502	3,539	11,591	11,330
Selling and marketing	1,181	1,355	3,507	7,045
General and administrative	4,195	3,288	12,117	12,677
Total operating expenses	8,891	8,226	27,265	31,238
Loss from operations	(8,862)	(8,184)	(27,212)	(30,973)
Interest expense	(5)	(14)	(22)	(44)
Other income, net	948	988	2,915	2,700
Net loss	$(7,919)	$(7,210)	$(24,319)	$(28,317)
Net loss per share, basic and diluted	$(0.24)	$(0.23)	$(0.74)	$(0.91)
Weighted-average shares outstanding, basic and diluted	33,522,726	31,286,148	32,894,191	31,128,604
Other comprehensive income:
Unrealized gain on available-for-sale debt securities, net of tax	$503	$58	$307	$367
Total other comprehensive income	503	58	307	367
Comprehensive loss	$(7,416)	$(7,152)	$(24,012)	$(27,950)

The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2023	31,704,272	$3	$317,066	$(15)	$(246,896)	$70,158
Issuance of common stock upon exercise of stock options	425,749	—	1,162	—	—	1,162
Issuance of restricted stock units	431,152	—	—	—	—	—
Common stock warrant exercises	6,168	—	—	—	—	—
Stock-based compensation expense	—	—	1,693	—	—	1,693
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(8,097)	(8,097)
Balance as of March 31, 2024	32,567,341	3	319,921	(181)	(254,993)	64,750
Issuance of common stock upon exercise of stock options	464,305	—	1,258	—	—	1,258
Issuance of restricted stock units	287,729	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	32,669	—	55	—	—	55
Common stock warrant exercises	1,803	—	—	—	—	—
Stock-based compensation expense	—	—	2,023	—	—	2,023
Other comprehensive loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(8,303)	(8,303)
Balance as of June 30, 2024	33,353,847	3	323,257	(211)	(263,296)	59,753
Issuance of common stock upon exercise of stock options	63,303	—	228	—	—	228
Issuance of restricted stock units	271,732	—	—	—	—	—
Other issuance of common stock	53,827	—	406	—	—	406
Stock-based compensation expense	—	—	1,680	—	—	1,680
Other comprehensive income	—	—	—	503	—	503
Net loss	—	—	—	—	(7,919)	(7,919)
Balance as of September 30, 2024	33,742,709	$3	$325,571	$292	$(271,215)	$54,651

The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	31,017,946	$3	$310,575	$(981)	$(210,654)	$98,943
Issuance of common stock upon exercise of stock options	4,094	—	4	—	—	4
Stock-based compensation expense	—	—	1,304	—	—	1,304
Other comprehensive income	—	—	—	524	—	524
Net loss	—	—	—	—	(10,565)	(10,565)
Balance as of March 31, 2023	31,022,040	3	311,883	(457)	(221,219)	90,210
Issuance of common stock upon exercise of stock options	117,839	—	178	—	—	178
Issuance of common stock under employee stock purchase plan	58,626	—	66	—	—	66
Stock-based compensation expense	—	—	1,440	—	—	1,440
Other comprehensive loss	—	—	—	(215)	—	(215)
Net loss	—	—	—	—	(10,542)	(10,542)
Balance as of June 30, 2023	31,198,505	3	313,567	(672)	(231,761)	81,137
Issuance of common stock upon exercise of stock options	138,007	—	244	—	—	244
Stock-based compensation expense	—	—	1,182	—	—	1,182
Other comprehensive income	—	—	—	58	—	58
Net loss	—	—	—	—	(7,210)	(7,210)
Balance as of September 30, 2023	31,336,512	$3	$314,993	$(614)	$(238,971)	$75,411

The accompanying notes are an integral part of the condensed financial statements

SERA PROGNOSTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(24,319)	$(28,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622	688
Stock-based compensation	5,396	3,926
Non-cash lease expense	421	391
Non-cash investment income, net	(726)	(731)
Other	16	(7)
Changes in operating assets and liabilities:
Accounts receivable	81	(42)
Other receivables	11,310	6,000
Prepaid expenses and other assets	(272)	(44)
Accounts payable	73	(262)
Accrued and other current liabilities	(522)	(1,983)
Deferred revenue	(9)	(42)
Net cash used in operating activities	(7,929)	(20,423)
Cash flows from investing activities
Purchases of marketable securities	(30,336)	(49,248)
Proceeds from maturities and sales of marketable securities	35,734	49,113
Purchases of property and equipment	(48)	(112)
Proceeds from disposal of property and equipment	—	311
Purchases of intangible assets	(992)	—
Net cash provided by investing activities	4,358	64
Cash flows from financing activities
Proceeds from exercise of stock options	2,648	426
Proceeds from employee stock purchase plan	55	66
Finance lease principal payments	(328)	(356)
Net cash provided by financing activities	2,375	136
Net decrease in cash and cash equivalents	(1,196)	(20,223)
Cash and cash equivalents at beginning of period	3,880	29,878
Cash and cash equivalents at end of period	$2,684	$9,655
Supplemental disclosure of cash flow information
Cash paid for interest	$22	$44
Supplemental disclosure of non-cash investing and financing information
Issuance of stock to settle accrued and other current liabilities	$406	$—
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$3	$—

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

The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $271.2 million as of September 30, 2024. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s activities relating to the PreTRM test and the Company’s other pipeline products and services, including clinical and preclinical trials and anticipated research and development activities as well as commercialization activities. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its products and services and could be required to delay, scale back, or abandon some or all of its operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all.

In August 2024, the Company filed a universal shelf registration on Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on August 13, 2024 (the “2024 Form S-3”), pursuant to which the Company registered for sale up to $100.0 million of any combination of Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine.

In August 2024, the Company entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of Class A common stock having an aggregate offering price of up to $50.0 million (the “2024 Sales Agreement”). As of September 30, 2024, the Company has not sold any shares of Class A common stock under the 2024 Sales Agreement.

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

The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering (“IPO”), which was completed in July 2021. As of September 30, 2024, the Company had aggregate cash, cash equivalents, and available-for-sale securities of $74.3 million. See Note 3—Cash, Cash Equivalents and Marketable Securities.

The Company believes that its existing financial resources are sufficient to continue operating activities at least 12 months from the issuance date of these unaudited condensed financial statements.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or any other period.

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2024, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 20, 2024.

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

The Company’s financial statements as of and for the three and nine months ended September 30, 2024 reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of inflation and higher interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

3. Cash, Cash Equivalents and Marketable Securities

The Company has classified its marketable securities as available-for-sale. The Company’s cash, cash equivalents and marketable securities by major security type as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,225	$—	$—	$1,225
Money market funds	1,459	—	—	1,459
Total cash and cash equivalents	2,684	—	—	2,684
Current marketable securities:
Commercial paper	1,982	—	(1)	1,981
Corporate debt securities	21,201	127	(1)	21,327
U.S. federal agency securities	17,366	14	(7)	17,373
U.S. government securities	6,384	4	(1)	6,387
Total current marketable securities	46,933	145	(10)	47,068
Long-term marketable securities:
Corporate debt securities	18,544	158	—	18,702
Municipal debt securities	3,034	8	—	3,042
U.S. federal agency securities	2,856	—	(9)	2,847
Total long-term marketable securities	24,434	166	(9)	24,591
Total cash, cash equivalents and marketable securities	$74,051	$311	$(19)	$74,343

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,608	$—	$—	$2,608
Money market funds	1,272	—	—	1,272
Total cash and cash equivalents	3,880	—	—	3,880
Current marketable securities:
Commercial paper	11,769	6	(2)	11,773
Corporate debt securities	1,155	—	(2)	1,153
U.S. federal agency securities	19,644	—	(102)	19,542
U.S. government securities	12,812	—	(81)	12,731
Total current marketable securities	45,380	6	(187)	45,199
Long-term marketable securities:
U.S. federal agency securities	9,406	27	(17)	9,416
U.S. government securities	4,388	3	(5)	4,386
Corporate debt securities	16,880	159	—	17,039
Total long-term marketable securities	30,674	189	(22)	30,841
Total cash, cash equivalents and marketable securities	$79,934	$195	$(209)	$79,920

The following tables summarize the Company’s available-for-sale debt securities and cash equivalents with unrealized losses as of September 30, 2024 and December 31, 2023, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	September 30, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$1,982	$(1)	$—	$—	$1,982	$(1)
Corporate debt securities	—	—	1,168	(1)	1,168	(1)
U.S. federal agency securities	3,851	(10)	11,471	(6)	15,322	(16)
U.S. government securities	—	—	1,896	(1)	1,896	(1)
Total	$5,833	$(11)	$14,535	$(8)	$20,368	$(19)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$5,453	$(2)	$—	$—	$5,453	$(2)
Corporate debt securities	1,153	(2)	—	—	1,153	(2)
U.S. federal agency securities	15,308	(52)	8,751	(67)	24,059	(119)
U.S. government securities	4,769	(13)	10,895	(73)	15,664	(86)
Total	$26,683	$(69)	$19,646	$(140)	$46,329	$(209)

As of September 30, 2024 and December 31, 2023, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than three years.

During the nine months ended September 30, 2024, the Company received approximately $5.0 million in proceeds from the sale of available-for-sale securities prior to maturity. There was an immaterial amount of gross realized losses on the sales. The Company sold the securities in order to reinvest the funds at improved rates.

The Company’s marketable securities classified by contractual maturities as of September 30, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$46,933	$47,068
Due after one year through five years	24,434	24,591
Total	$71,367	$71,659

4. Property and Equipment

The following table presents the components of property and equipment, net, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Laboratory equipment	$5,742	$5,734
Computer equipment	1,095	1,054
Leasehold improvements	772	772
Software	1,141	1,141
Furniture and fixtures	320	320
Total property and equipment	9,070	9,021
Less accumulated depreciation and amortization	(7,642)	(7,022)
Property and equipment, net	$1,428	$1,999

Depreciation and amortization expense was $0.2 million for each of the three months ended September 30, 2024 and 2023. Depreciation and amortization expense was $0.6 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.

5. Other Assets

The following table presents the components of other assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Operating right-of-use asset	$759	$1,180
Intangible assets	992	—
Other assets	124	77
Total other assets	$1,875	$1,257

During the nine months ended September 30, 2024, the Company acquired domain names resulting in capitalized intangible assets of approximately $0.7 million. The Company determined that the domain names have an indefinite useful life and are therefore not subject to amortization. The Company assesses its intangible assets for impairment annually, or more frequently if circumstances dictate.

During the nine months ended September 30, 2024, the Company capitalized approximately $0.3 million of costs associated with development of a software intangible asset. The Company will begin to amortize the software intangible asset when it is available for general release to customers.

6. Accrued and Other Current Liabilities

The following table presents the components of accrued and other current liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Accrued compensation	$773	$779
Accrued vacation	486	365
Accrued 401(k) matching contributions	—	74
Operating lease liability, current portion	627	578
Other current liabilities	387	926
Total accrued and other current liabilities	$2,273	$2,722

7. Other Income, Net

The following table presents the components of other income, net, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income	$733	$474	$2,074	$1,067
Investment income, net	215	514	841	1,633
Other income, net	$948	$988	$2,915	$2,700

8. Fair Value Measurements

As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.

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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of September 30, 2024:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$1,459	$—	$—
Marketable securities:
Commercial paper	—	1,981	—
Corporate debt securities	—	40,029	—
Municipal debt securities	—	3,042	—
U.S. federal agency securities	—	20,220	—
U.S. government securities	—	6,387	—
Total assets	$1,459	$71,659	$—

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

9. Related Party Transactions

In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.9 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $2.3 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively, which were recorded in research and development expenses in the Company’s condensed statements of operations and comprehensive loss. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. In December 2023, enrollment in the PRIME study was stopped due to efficacy, and as such, there was an immaterial amount of revenue recognized related to this agreement for the three and nine months ended September 30, 2024. The Company recognized revenue related to this agreement of $14 thousand and $48 thousand for the three and nine months ended September 30, 2023, respectively.

In February 2021, the Company entered into a commercial collaboration agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health agreed to purchase a certain minimum number of tests for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $11.2 million during the nine months ended September 30, 2024, which amount related to the minimum payments for the year ended December 31, 2023. Such minimum payments were initially recorded as deferred revenue. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. The Company also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health.

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

The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three and nine months ended September 30, 2024 and 2023.

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

In August 2024, the Company entered into the 2024 Sales Agreement for “at-the-market offerings” with TD Cowen, which allows the Company to issue and sell shares of Class A common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $50.0 million from time to time through TD Cowen, acting as its agent. As of September 30, 2024, the Company has not sold any shares of Class A common stock under the 2024 Sales Agreement.

The following shares of Class A common stock were reserved for future issuance:

	September 30, 2024	December 31, 2023
Warrants to purchase Class A common stock	2,646,247	2,775,978
Options to purchase Class A common stock	6,276,770	7,251,663
Restricted stock units outstanding	1,889,219	2,692,459
Class A common stock available for future grants under the 2021 Equity Incentive Plan	2,065,714	1,002,091
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	1,076,364	801,668
Total	13,954,314	14,523,859

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

The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors, and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over either a two-year or a four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of September 30, 2024, there were 2,065,714 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of September 30, 2024, there were 1,076,364 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options

Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding – December 31, 2023	7,251,663	$3.66	6.9	$20,014
Granted	84,392	8.43
Expired	—	—
Cancelled	(105,928)	3.98
Exercised	(953,357)	2.78
Outstanding – September 30, 2024	6,276,770	$3.85	6.5	$26,240
Vested and expected to vest at September 30, 2024	6,218,363	$3.84	6.5	$26,035
Vested and exercisable at September 30, 2024	5,319,830	$3.63	6.3	$23,357

RSUs

The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding – December 31, 2023	2,692,459	$2.01
Granted	230,290	8.62
Forfeited	(42,917)	2.05
Vested	(990,613)	2.55
Outstanding – September 30, 2024	1,889,219	$2.54

Stock-Based Compensation Expense

The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development expense	$552	$397	$1,996	$1,129
Sales and marketing expense	106	106	283	583
General and administrative expense	1,022	679	3,117	2,214
Total employee stock-based compensation	$1,680	$1,182	$5,396	$3,926

The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of September 30, 2024 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$2,770	1.1
RSUs	3,614	1.9
Total unrecognized stock-based compensation expense	$6,384

12. Warrants

All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	September 30, 2024	December 31, 2023
$5.20	—	3,473
9.03	969,275	1,032,404
10.84	946,666	1,009,795
12.38	8,083	8,083
20.77	722,223	722,223
	2,646,247	2,775,978

During the nine months ended September 30, 2024, 126,258 common stock warrants were net exercised, resulting in the issuance of 7,971 shares of Class A common stock. Additionally, 3,473 common stock warrants expired unexercised during the nine months ended September 30, 2024.

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

The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of September 30, 2024 and December 31, 2023 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	September 30, 2024	December 31, 2023
Right-of-use assets:
Operating leases	Other assets	$759	$1,180
Finance leases	Property and equipment, net	777	1,008
Total right-of-use assets		$1,536	$2,188

Lease liabilities:
Operating leases	Accrued and other current liabilities	$627	$578
	Operating lease obligation, net of current portion	165	644
Finance leases	Finance lease obligation, current portion	305	440
	Finance lease obligation, net of current portion	3	196
Total lease liabilities		$1,100	$1,858

Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$78	$78	$235	$244
Interest on lease liabilities	6	14	22	44
Operating lease cost	159	159	477	477
Total lease cost	$243	$251	$734	$765

Other information
Finance leases:
Operating cash outflows	$6	$14	$22	$44
Financing cash outflows	$111	$117	$328	$356
Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$—	$18
Weighted-average remaining lease term (in years)	0.6	1.6	0.6	1.6
Weighted-average discount rate	6.6%	6.5%	6.6%	6.5%
Operating leases:
Operating cash outflows	$162	$157	$485	$471
Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$—	$—
Weighted-average remaining lease term (in years)	1.3	2.3	1.3	2.3
Weighted-average discount rate	7.5%	7.5%	7.5%	7.5%

Future minimum lease payments for the Company’s leases as of September 30, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2024	$161	$116	$277
2025	666	197	863
2026	—	2	2
2027 and thereafter	—	—	—
Total minimum lease payments	827	315	1,142
Less: imputed interest	(35)	(7)	(42)
Present value of future lease payments	792	308	1,100
Less: current portion	(627)	(305)	(932)
Long-term portion	$165	$3	$168

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2024 and December 31, 2023. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

14. Net Loss Per Share

The Company calculates net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the three and nine months ended September 30, 2024 and 2023, the Company reported net losses and as such, basic and diluted net loss per share are the same.

As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three and nine months ended September 30, 2024 and 2023.

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	September 30,
	2024	2023
Warrants to purchase Class A common stock	2,646,247	2,775,978
Options to purchase Class A common stock	6,276,770	7,740,767
Restricted stock units outstanding	1,889,219	238,896
Total	10,812,236	10,755,641

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

Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes conducting clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients, illustrating these benefits to health care providers and insurance payers, and providing convenient access to the test through streamlined specimen collection options. Clinical trials conducted to date include the Prediction and Prevention of Preterm Birth, or the PREVENT-PTB Study, Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL, and the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs study, or the PRIME study.

In July 2024, we announced the publication of the positive results from the AVERT PRETERM TRIAL in Diagnostics, an international, peer-reviewed, open access journal on medical diagnosis. Diagnostics highlighted this study on the cover of the journal issue. Notable results indicated an 18% reduction in severe neonatal morbidity and mortality. Additionally, there was a 7-day reduction in the mean neonatal hospital length of stay among neonates with the longest stays. The trial also showed an increase in the average gestational age at birth before 32 weeks by 2.48 weeks. Furthermore, there was a 28-day reduction in the neonatal length of hospital stay for babies born before 32 weeks’ gestation, significantly reducing the time spent in the hospital for those at risk of the earliest delivery. Significant reductions in neonatal morbidity and mortality were also reported, as well as hospital and NICU lengths of stay, in the entire intent-to-treat population. The test-and-treat strategy was linked to decreased odds of preterm birth and spontaneous preterm birth at various gestational ages.

In December 2023, we announced that the Data Safety Monitoring Board, or DSMB, overseeing our PRIME study recommended stopping enrollment due to efficacy, reporting that either co-primary endpoints, neonatal hospital length of stay and composite neonatal morbidity and mortality, met the stopping criteria for statistical significance at the pre-planned interim analysis. We adopted the DSMB’s recommendation and stopped PRIME study enrollment to focus on analyzing and reporting the available data. In May

2024, deliveries of all PRIME study participants were complete, inclusive of the approximately 2,000 remaining participants who were enrolled but had not delivered before enrollment was stopped in December 2023 per DSMB recommendation. In September 2024, the final PRIME database was locked. Top-level trial results were communicated to the DSMB and Sera in October 2024. We are currently seeking publication of these results in a highly respected, peer-reviewed journal, and submitting an abstract for presentation in a key pregnancy and maternal health conference in early 2025.

Our studies suggest a model indicating that by identifying and intervening in at-risk pregnancies, not identifiable by other approaches, babies destined for premature delivery remain in utero longer. This prolongation of gestation in the preterm period leads to more mature babies that require shorter hospital/NICU stays due to improved neonatal health. The PRIME study includes the same Primary and Secondary outcomes as the AVERT PRETERM TRIAL and affords the continued assessment of this model.

Beyond demonstration of efficacy, we look forward to studying the effectiveness and implementation of the PreTRM test in a real-world setting. Our real-world evidence implementation programs, targeting to expand PreTRM clinical utility data and replicate randomized controlled trial evidence in the real world, have been developed for study launches anticipated in late 2024 or early 2025.

We believe market adoption by both health care providers and payers should be aided by the recent publication of our AVERT PRETERM TRIAL, as well as upcoming publications related to our PRIME study and real-world evidence studies. We believe that all data expected to be published in coming years, together with our current body of evidence, will further demonstrate the clinical and economic utility of our test.

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

We are actively discovering and developing additional biomarker tests and predictive analytic products and services related to other specific major conditions of pregnancy. We believe these tests have the potential to offer significant health benefits to women and their babies. Among other products, we are developing a test designed to provide a more accurate estimate of the delivery date for expectant mothers for the purposes of planning maternity leave, required support, travel arrangements, and related considerations.

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

We have incurred significant operating losses since inception. Our net losses were $7.9 million and $7.2 million for the three months ended September 30, 2024 and 2023, respectively and $24.3 million and $28.3 million for the nine months ended September 30, 2024 and 2023, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.

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

We have begun marketing and processing whole-blood specimens. This evolution to whole-blood collection will remove laborious specimen processing steps such as centrifugation and enable in-office physician or at-home consumer collection channels. We believe that whole-blood collection technologies, paired with ambient specimen shipment approaches, may enable greater market penetration and an optimal customer experience, while also potentially lowering costs.

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

Key Components of Our Results of Operations

Revenues

Substantially all of our revenue in the near term is expected to come from sales of the PreTRM test. We expect to derive future revenues from PreTRM and other pipeline tests. As we continue to engage with payers and health systems using our latest evidence, we aim to close additional contracts which are expected to eventually result in additional revenues when health care providers order the PreTRM test. We believe market adoption by both health care providers and payers could be aided by the recent publication of the AVERT PRETERM TRIAL results, the future publication of positive PRIME study data, and other evidence generated within the next few years. We believe accessibility of the test for patients could be improved by our recent developments in simplified specimen collection methods, and enhanced awareness and engagement with patients, including adding functionality on our PreTRM website allowing patients to now request and pay for the test directly. Revenue from our other pipeline products and services is expected to be dependent on our ability to successfully market them to patients, providers, payers, and, in most cases, a combination of the three.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities and development of our product candidates. These expenses include:

•
clinical and real-world studies;
•
laboratory processes;
•
research and bioinformatic activities;
•
biobanking and publication efforts;
•
personnel-related expenses, including salaries, payroll taxes, employee benefits, and stock-based compensation charges for employees engaged in these research and development activities;
•
direct study expenses incurred under agreements with study sites or contract research organizations;
•
consultants engaged in our research and development efforts;
•
laboratory materials and supplies;
•
facilities costs; and

•
depreciation, amortization, and other direct and allocated expenses, including insurance, and other operating costs, incurred as a result of our research and development activities.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, and legal costs related to commercial efforts. We expect selling and marketing expenses to be significantly lower in 2024 compared to 2023 as we streamlined our near-term commercial strategy to refocus on institutional sales as we generated additional clinical data in the PRIME study. We have recently begun carefully adding strategic headcount and consultants, including expertise in payer reimbursement and revenue cycle management, as we prepare for publication of PRIME study data and potential enhanced commercial activities that could drive adoption of the PreTRM test. As such, we expect selling and marketing expenses to accelerate slightly in the fourth quarter of 2024 and increase further in 2025 and beyond as we expand our investment in pursuit of PreTRM commercial opportunities, and as we invest in our product portfolio.

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

Other Income, Net

Other income, net, consists of interest income and other investment income earned on our cash, cash equivalents, and marketable securities, and other gains and losses.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed financial statements and related notes included elsewhere in this report.

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change
	(in thousands)
	(unaudited)
Revenue	$29	$42	$(13)
Operating expenses:
Cost of revenue	13	44	(31)
Research and development	3,502	3,539	(37)
Selling and marketing	1,181	1,355	(174)
General and administrative	4,195	3,288	907
Total operating expenses	8,891	8,226	665
Loss from operations	(8,862)	(8,184)	(678)
Interest expense	(5)	(14)	9
Other income, net	948	988	(40)
Net loss	$(7,919)	$(7,210)	$(709)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change
	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$1,419	$1,595	$(176)
Research and bioinformatics	1,301	1,058	243
Laboratory operations	782	886	(104)
Total research and development expenses	$3,502	$3,539	$(37)

The $37 thousand decrease in total research and development expenses was primarily due to a $0.2 million decrease in clinical study costs and a $0.1 million decrease in laboratory operations costs, partially offset by a $0.2 million increase in research and bioinformatics costs. The $0.2 million decrease in clinical study costs was primarily due to a $0.1 million decrease in PRIME study costs resulting from stopping enrollment in December 2023 due to efficacy and a $0.1 million decrease in personnel costs due to decreased average headcount. The $0.1 million decrease in laboratory operations costs was primarily due to a $0.2 million decrease in personnel costs due to decreased average headcount. The $0.2 million increase in research and bioinformatics costs was primarily due to a $0.1 million increase in consulting and outside processing expenses related to product development activities and a $0.1 million increase in stock-based compensation expense.

Selling and Marketing Expenses

The $0.2 million decrease was due primarily to decreases of $0.1 million in personnel-related costs driven by decreased average headcount and $0.1 million in marketing programs and materials.

General and Administrative Expenses

The $0.9 million increase was due primarily to increases of $0.4 million in professional services fees, $0.3 million in stock-based compensation expense, and $0.2 million of legal expenses. The increases in professional services fees and legal expenses were partially driven by costs associated with a shelf registration statement on Form S-3 we filed with the SEC in August 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change
	(in thousands)
	(unaudited)
Revenue	$53	$265	$(212)
Operating expenses:
Cost of revenue	50	186	(136)
Research and development	11,591	11,330	261
Selling and marketing	3,507	7,045	(3,538)
General and administrative	12,117	12,677	(560)
Total operating expenses	27,265	31,238	(3,973)
Loss from operations	(27,212)	(30,973)	3,761
Interest expense	(22)	(44)	22
Other income, net	2,915	2,700	215
Net loss	$(24,319)	$(28,317)	$3,998

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change
	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$3,564	$4,966	$(1,402)
Research and bioinformatics	5,572	3,232	2,340
Laboratory operations	2,455	3,132	(677)
Total research and development expenses	$11,591	$11,330	$261

The $0.3 million increase in total research and development expenses was primarily due to a $2.3 million increase in research and bioinformatics costs, partially offset by a $1.4 million decrease in clinical study costs and a $0.7 million decrease in laboratory operations costs. The $2.3 million increase in research and bioinformatics costs was primarily due to a $1.3 million increase in consulting and outside processing expenses related to product development activities, a $0.8 million increase in stock-based compensation expense, and a $0.2 million increase in personnel costs due to increased average headcount. The $1.4 million decrease in clinical study costs was primarily due to a $1.0 million decrease in PRIME study costs resulting from stopping enrollment in December 2023 due to efficacy and a $0.6 million decrease in personnel costs due to decreased average headcount, partially offset by a $0.1 million increase in consulting costs. The $0.7 million decrease in laboratory operations costs was primarily due to a $0.7 million decrease in personnel costs due to decreased average headcount and a $0.2 million decrease in lab supplies and equipment, partially offset by a $0.2 million increase in consulting costs.

Selling and Marketing Expenses

The $3.5 million decrease was due primarily to decreases of $2.5 million in personnel-related costs driven by decreased average headcount, $0.4 million in travel expenses, $0.4 million in marketing programs and materials, and $0.3 million in stock-based compensation expense. These decreases are largely a result of steps we took to further streamline our near-term commercial strategy to refocus on institutional sales as we generate additional clinical data.

General and Administrative Expenses

The $0.6 million decrease was due primarily to decreases of $0.8 million in personnel-related costs driven by decreased average headcount, $0.6 million related to one-time personnel costs, and $0.2 million of director and officer insurance costs, partially offset by increases of $0.9 million in stock-based compensation expense and $0.2 million in professional services fees. The decrease in personnel-related costs is largely a result of steps we took to streamline our general and administrative expenses to maintain the appropriate level of support for our current level of operations.

Other Income, Net

The $0.2 million increase in other income, net, was due to a $1.0 million increase related primarily to interest income on our marketable securities, partially offset by a $0.8 million decrease in investment income related primarily to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. As of September 30, 2024, we had aggregate cash, cash equivalents, and available-for-sale securities of $74.3 million, and an accumulated deficit of $271.2 million.

Shelf Registration Statement and At-The-Market Offering

On August 7, 2024, we filed a universal shelf registration on Form S-3 with the SEC, which was declared effective on August 13, 2024, pursuant to which we registered for sale up to $100.0 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2024 Form S-3. This registration statement will remain in effect for up to three years from the date it became effective.

The 2024 Form S-3 includes a prospectus covering up to $50.0 million in shares of Class A common stock that can be issued and sold under a sales agreement we entered into with TD Securities (USA) LLC, or TD Cowen, on August 7, 2024, which we refer to as the 2024 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our Class A common stock having an aggregate offering price of up to $50.0 million.

We make no assurances as to the continued effectiveness of the 2024 Form S-3. As of September 30, 2024, we have not sold any shares of Class A common stock to date under the 2024 Sales Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(7,929)	$(20,423)
Investing activities	4,358	64
Financing activities	2,375	136
Net decrease in cash and cash equivalents	$(1,196)	$(20,223)

Operating Activities

The net cash used in operating activities during the nine months ended September 30, 2024 was primarily due to a net loss of $24.3 million, partially offset by an increase in operating assets and liabilities of $10.7 million and non-cash charges of $5.7 million. The net cash used in operating activities during the nine months ended September 30, 2023 was primarily due to a net loss of $28.3 million partially offset by non-cash charges of $4.3 million and an increase in operating assets and liabilities of $3.6 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was primarily due to $35.7 million in proceeds from maturities and sales of marketable securities, partially offset by $30.3 million in purchases of marketable securities and $1.0 million in purchases of intangible assets. Net cash provided by investing activities for the nine months ended September 30, 2023 was primarily due to $49.1 million in proceeds from maturities and sales of marketable securities and $0.3 million in proceeds from disposals of property and equipment, partially offset by $49.2 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily due to $2.7 million in proceeds from employee equity transactions, partially offset by $0.3 million of finance lease principal payments. Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to $0.5 million in proceeds from employee equity transactions, partially offset by $0.4 million of finance lease principal payments.

Future Funding Requirements

It is likely we will continue to incur significant additional operating losses and negative cash flows for the foreseeable future. We expect our losses in the future to arise principally as a result of our commercialization activities for the PreTRM test and the development, commercialization, marketing, and distribution of our other pipeline products and services, especially the costs of evidence-generating initiatives. There can be no assurance that we will eventually achieve significant revenues or profitability, or if achieved, can sustain either on a continuing basis. If we are unable to achieve significant revenues or raise additional funding, when needed, we may not be able to continue the development or commercialization of our products and services and could be required to delay, scale back, or abandon some or all of our development programs and other operations. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all.

We have an effective universal shelf registration on Form S-3 with the SEC pursuant to which we registered for sale up to $100.0 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2024 Form S-3. The 2024 Form S-3 includes a prospectus covering up to $50.0 million in shares of Class A common stock that can be issued and sold under a sales agreement we entered into with TD Cowen on August 7, 2024, which we refer to as the 2024 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our Class A common stock having an aggregate offering price of up to $50.0 million. As of September 30, 2024, we have not sold any shares of Class A common stock under the 2024 Sales Agreement. We make no assurances as to the continued effectiveness of the 2024 Form S-3.

Any additional equity financing may not be available on favorable terms, most likely will be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants and dilutive financing instruments. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Our future funding requirements will depend on many factors, including the following:

•
the timing, receipt, and amount of sales from the PreTRM test and other pipeline products and services;
•
the cost and timing of establishing sales, marketing, and other commercialization capabilities in the United States and abroad;
•
our ability to develop and commercialize other products and services;
•
the terms and timing of any collaborative, licensing, and other arrangements that we may establish;
•
the cost, timing, and outcomes of regulatory approvals;
•
the scope, rate of progress, results, and cost of our clinical, scientific, and real-world studies, and other related activities;
•
the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
•
the extent to which we acquire or invest in businesses, products, services, or technologies, although we currently have no commitments or agreements relating to any of these types of transactions;
•
partnerships and other strategic options for our PreTRM test and other product candidates; and
•
other factors described in the “Risk Factors” section and elsewhere in this report.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the year ended December 31, 2023 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 20, 2024. No material changes have occurred during the nine months ended September 30, 2024.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 20, 2024. There have been no significant changes in the application of our critical accounting policies, significant judgments and use of estimates during the nine months ended September 30, 2024.

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

Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.5 million in the market value of our available-for-sale debt securities as of September 30, 2024. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not intend to sell investments while they are in an unrealized loss position and do not believe we will be required to sell the investments before recovery, which may be maturity.

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

Effects of Inflation

We do not believe inflation has had a material effect on our results of operations during the periods presented. However, an inflationary environment could affect us by increasing our costs of labor, laboratory supplies, and clinical trials and could adversely affect our business, results of operations, financial position and cash flows. In addition, increased inflation has had, and if it continues to increase, may have, an effect on interest rates and may adversely affect our borrowing rate and our ability to obtain any potential additional funding.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•
We have incurred net losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.
•
Operating our business requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control and if we cannot raise additional capital when needed, we may have to curtail or cease operations.
•
Our quarterly and annual results may fluctuate from period to period, which could adversely impact the value of our Class A common stock.
•
We have derived substantially all of our revenues to date from the PreTRM test, and if our efforts to further increase the use and adoption of the PreTRM test or to develop new products and services in the future do not succeed, our business will be harmed.
•
In the near future, we expect to rely on sales to a limited number of direct customers for a significant portion of our revenue and cash flows related to the sale of the PreTRM test, making us subject to customer concentration risk.
•
If we are unable to establish and maintain sales and marketing capabilities, we may not be successful in commercializing the PreTRM test.
•
Competition in the life science industry, including companies engaged in molecular diagnostics and proteomics, is intense. If we are unable to compete successfully with respect to our current or future products or services, we may not be able to increase or sustain our revenues or achieve profitability.
•
If our CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.
•
Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as additional data become available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.
•
Our business would be materially harmed if our proprietary biobank were to become contaminated, lost or destroyed.
•
Some of our products and services rely heavily on access to internal and external databases, and loss of access to such databases could materially harm our business.
•
We rely on third parties for specimen collection, including phlebotomy services, and commercial courier delivery services, and if these services are disrupted, our business will be harmed.

•
We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers on a cost-effective basis, or at all.
•
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
•
Our estimates of total addressable market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate.
•
An inflationary environment could materially adversely impact our business and results of operations.
•
If third-party payers do not adequately reimburse for the PreTRM test or any new products we may develop, such products may not be purchased or used, which may adversely affect our revenue and profits.
•
New reimbursement methodologies applicable to the PreTRM test, and other future products, including new CPT codes, may decrease reimbursement rates from third-party payers.
•
Billing disputes with third-party payers, including disagreement regarding the selection and use of CPT codes when submitting claims, may decrease realized revenue and may lead to requests for recoupment of past amounts paid.
•
When third-party payers deny coverage, we are often unable to collect from the patient or any other source and risk disputes if we attempt to do so.
•
Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.
•
Status as an out-of-network provider with a large commercial insurer may cause health care providers to avoid recommending our tests.
•
If the validity of an informed consent from a patient is challenged, we could be precluded from billing for such patient’s testing, be forced to stop performing certain tests, forced to exclude the patient’s data or specimens from clinical trial results or be subject to lawsuits or regulatory enforcement.
•
Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers.
•
If we fail to comply with federal and/or state laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.
•
Any failure to obtain, maintain, and enforce our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
•
Issued patents covering our tests and technology could be found invalid or unenforceable, if challenged.
•
Our intellectual property may be infringed by a third party.
•
If we are not able to prevent disclosure of our trade secrets and other proprietary information, the value of our tests and technology could be significantly diminished.
•
The price of our Class A common stock may be volatile, and you could lose all or part of your investment.
•
Sales of a substantial number of shares of our Class A common stock by our existing stockholders in the public market could cause our stock price to fall.
•
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

We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our initial public offering (“IPO”), which was completed in July 2021. Our net loss for the nine months ended September 30, 2024 and 2023 was $24.3 million and $28.3 million, respectively. As of September 30, 2024, we had an accumulated deficit of $271.2 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop, and commercialize new products and services.

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

•
our earlier-stage products move into later-stage development, which is generally more expensive than early-stage development;
•
we select additional technologies or products for development;
•
we increase the number of patents we are prosecuting or otherwise expend additional resources on patent prosecution or defense; or
•
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

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

•
our ability to achieve broad commercial success with the PreTRM test and other pipeline products and services;
•
the scope and duration of, and expenditures associated with, our discovery efforts and research and development programs, including for our proprietary proteomics and bioinformatics platform;
•
the costs to fund our commercialization strategies for any product candidates which we launch and to prepare for potential product marketing authorizations, as required;
•
the costs of any acquisitions of complementary businesses or technologies that we may pursue;
•
potential licensing or partnering transactions, if any;
•
our facility expenses, which will vary depending on the time and terms of any facility lease or sublease we may enter into, and other operating expenses;
•
the scope and extent of the expansion of our sales and marketing efforts;
•
the commercial success of our other products and services;
•
our ability to obtain more extensive coverage and reimbursement for the PreTRM test and other products and services, if any; and
•
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

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including fluctuations in interest rates or higher costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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

We currently receive and expect to continue to receive substantially all of our revenues from the sales of the PreTRM test in the near term. We intend to establish reimbursement for the PreTRM test by collaborating with payers to perform rigorous analysis to demonstrate the health and economic benefits of our biomarker tests within their own network using customized inputs based on the plan’s patient population. We plan to leverage early payer reimbursement decisions to obtain widespread commercial coverage of the PreTRM test from many regional and national plans and medical groups with doctors ordering the PreTRM test. If we are unable to execute on this commercial strategy and increase our revenues from the sale of the PreTRM test, our business may be materially adversely impacted. Our ability to increase sales of the PreTRM test and establish greater levels of adoption and reimbursement for the PreTRM test is uncertain for many reasons, including, among others:

•
we may be unable to demonstrate to clinics, clinicians, physicians, payers, and patients that the PreTRM test is superior to alternatives with respect to value, convenience, accuracy, scope of coverage, and other factors;
•
third-party payers may set the amounts of reimbursement at prices that reduce our profit margins or do not allow us to cover our expenses;
•
we may not be able to maintain and grow effective sales and marketing capabilities;
•
our sales and marketing efforts may fail to effectively reach customers or communicate the benefits of the PreTRM test;

•
superior alternatives to the PreTRM test may be developed and commercialized and we may not be able to compete against these alternatives;
•
we may face competitive pressures;
•
we may experience supply constraints, including due to the failure of our key suppliers to provide laboratory supplies, instruments, and reagents;
•
we may encounter difficulties with transportation logistics, regulations and quality associated with shipping blood specimens, including infrastructure conditions, transportation delays and temperature stress;
•
we may encounter laboratory process difficulties that impact the quality and timeliness of reporting of test results;
•
U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies or take other actions that impose significant restrictions on, or other challenges to, our ability to sell or market our products and services;
•
news media organizations, medical societies, or industry groups may issue publications, guidance, or analyses that negatively impact patients’ and/or health care providers’ perception or utilization of the PreTRM test (or certain types of prenatal testing and related health care services, generally) and thereby negatively impact our ability to sell or market the PreTRM test;
•
we may be unable to compete successfully with respect to our current or future products or services, as a result of which we may not be able to increase or sustain our revenues or achieve profitability; and
•
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

•
our ability to market and increase awareness of the capabilities of the PreTRM test;
•
the ability of the PreTRM test to demonstrate comparable performance in intended use applications broadly in the hands of customers;
•
our customers’ willingness to adopt new products, services, and workflows;
•
the PreTRM test’s ease of use and whether it reliably provides advantages over other alternative technologies;
•
the rate of adoption of the PreTRM test by patients, physicians, payers and the medical community at large;
•
medical society guidelines supporting the use of the PreTRM test and clinical interventions based on it;
•
the prices we charge for the PreTRM test;
•
our ability to develop new products, services, and solutions for customers;
•
whether competitors develop and commercialize products that perform similar functions as the PreTRM test; and
•
the impact of our investments in product and service innovation and commercial growth.

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

We have limited experience as a company in sales and marketing and our ability to achieve profitability depends on our being able to attract customers for the PreTRM test and our future products or services, once approved. Although members of our management team have considerable industry experience, successfully commercializing the PreTRM test will require adapting our sales, marketing, distribution, and customer service and support capabilities to current and ever-changing market conditions. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:

•
our ability to attract, retain, and manage the sales, marketing, and customer service and operations workforce necessary to commercialize and gain market acceptance for our technology;
•
the time and cost of establishing a specialized sales, marketing, and customer service and operations workforce; and
•
our sales, marketing, and customer service and support team may be unable to initiate and execute successful commercialization activities.

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

Some of our products and services rely heavily on access to internal and external databases, and loss of access to data or such databases could materially harm our business.

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

To the extent that we decide to market our products and services outside the United States, our business will be subject to the risks associated with doing business outside the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products and services. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

•
multiple, conflicting and changing laws and regulations such as data privacy, information security, and data use regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, anti-corruption laws, regulatory requirements, reimbursement or payer regimes and other governmental approvals, permits, and licenses;

•
failure by us or our distributors to obtain any necessary regulatory clearance, authorization or approval for the use of our products and services in various countries;
•
additional potentially relevant third-party patent rights;
•
complexities and difficulties in obtaining intellectual property protection and maintaining, defending, and enforcing our intellectual property outside the United States;
•
difficulties in staffing and managing foreign operations;
•
employment risks related to hiring employees outside the United States;
•
complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•
difficulties in negotiating favorable reimbursement negotiations with governmental authorities;
•
logistics and regulations associated with shipping specimens, including infrastructure conditions and transportation delays;
•
limits in our ability to penetrate international markets if we are not able to sell our products or conduct services locally;
•
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and services and exposure to foreign currency exchange rate fluctuations;
•
natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;
•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions, or laws similar to the FCPA in other jurisdictions in which we may operate, such as the United Kingdom Bribery Act of 2010, or the U.K. Bribery Act; and
•
onerous anti-bribery requirements of several member states in the European Union, the United Kingdom, Japan, and other countries that are constantly changing and require disclosure of information to which U.S. legal privilege may not extend.

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

An inflationary environment could materially adversely impact our business and results of operations.

Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors that impact customer confidence and spending, including capital spending. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, global conflicts, and steps taken by governments and central banks, particularly in response to public health threats as well as other stimulus and spending programs, could lead to higher inflation, which is likely, in turn, to lead to an increase in costs and may cause changes in fiscal and monetary policy, including increased interest rates. In a higher inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend further into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures.

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

•
a covered benefit;
•
safe, effective, and medically necessary;
•
appropriate for the specific patient;
•
supported by guidelines established by the relevant professional societies;
•
approved in any states where specific assay approval is necessary;
•
cost-effective; and
•
neither experimental nor investigational.

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

•
disparity in coverage among various payers;
•
disparity in information and billing requirements among payers, including with respect to prior authorization requirements and procedures and establishing medical necessity; and
•
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

The implementation of Medicare rates pursuant to PAMA has negatively impacted overall pricing and reimbursement for many clinical laboratory testing services and may do so in the future. Since January 1, 2018, the Medicare payment rate for each such test is equal to the weighted median private payer rate reported to CMS, which for many tests is lower than the previous CLFS payment rates due to the often lower negotiated commercial insurer rates applicable to large commercial laboratories that were required to report data to CMS. Likewise, because commercial insurers often base their pricing for laboratory testing on a percentage of the price set on the CLFS, PAMA has in turn affected rates paid by commercial insurers.

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

Our laboratory is also accredited by the College of American Pathologists, or CAP. CMS has deemed CAP standards to be equal to or more stringent than CLIA regulations and has approved CAP as a recognized accrediting organization. Inspection by CAP is performed in lieu of inspection by CMS for CAP-accredited laboratories. Because we are accredited by CAP, we are deemed to also comply with CLIA. Many commercial insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests.

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

We currently market the PreTRM test as an LDT and may in the future market other tests as LDTs. Although historically the FDA applied a policy of enforcement discretion with respect to LDTs whereby the agency did not generally actively enforce its regulatory requirements for such tests, in May 2024, the FDA issued a final rule aimed at regulating LDTs under the current medical device framework and phasing out its current enforcement discretion policy over several years. This FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other in vitro diagnostic tests, as discussed further below. The effective date of the agency’s final rule was July 5, 2024.

FDA’s final rule provides that the LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the 4-year mark, although the FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests. The FDA’s final rule is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by health care providers. Of potential relevance is the agency’s position on LDTs that were marketed prior to the official publication date of the final rule. Such “currently marketed” tests are subject to many of the device regulatory controls but are exempted from the premarket review and FDA authorization requirements (unless or until significant modifications are made to such “currently marketed” tests). Similarly, FDA has created a partial enforcement discretion policy for tests approved by the NY DOH’s Clinical Laboratory Evaluation Program whereby such tests also do not need to undergo FDA premarket review but must come into compliance with all other device general controls in a staggered fashion between 2025 and 2027.

We have begun the process of evaluating the final rule’s potential impact on our PreTRM tests, our operations, and our business more generally and are preparing to be in compliance with the obligations of the final rule that comes into effect in May 2025, to the extent applicable.

On May 29, 2024, the American Clinical Laboratory Association (ACLA) and one of its members filed a complaint against the FDA in the Eastern District of Texas, alleging that the agency does not have authority to promulgate the LDT final rule and seeking to vacate the FDA’s action. A second lawsuit was also filed against FDA by the Association for Molecular Pathology (AMP) on August 19, 2024 in the Southern District of Texas, and subsequently the two cases were consolidated into a single action pending in the Eastern District of Texas. Briefing is ongoing in the consolidated case, and the outcome of such litigation is uncertain. The litigation could potentially affect FDA’s plans to implement these new LDT requirements, making the potential implementation timeline somewhat uncertain, although no preliminary injunction has been issued to date. Accordingly the agency has continued its implementation efforts by actively providing guidance and training to clinical laboratories on how to comply with medical device general controls.

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

In addition, as noted above, Congress has been working on legislation to create an LDT and In Vitro Diagnostic, or IVD, regulatory framework that would be separate and distinct from the existing medical device regulatory framework. For example, as drafted and re-introduced for consideration by the current Congress, reform legislation called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act would codify the term “in vitro clinical test,” or IVCT, and create a new medical product category separate from medical devices to include products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. On March 21, 2024, the House Energy and Commerce held a subcommittee hearing titled “Evaluating Approaches to Diagnostic Test Regulation and the Impact of the

FDA’s Proposed Rule.” The private witnesses testifying at the hearing expressed broad support for the bipartisan VALID Act instead of the FDA’s plan to use its medical devices authorities. Further, following FDA’s release of the final rule, certain members of Congress have objected strenuously to the agency’s action. The FY2025 funding bill for FDA that was passed by the House Appropriations Committee on July 17, 2024 also recommended that the agency suspend its efforts to implement the rule and to instead partner with Congress on developing legislation for the field.

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

The outcome and ultimate impact on our business of changes to the federal government’s regulation of LDTs is difficult to predict. Increased regulation of our LDTs under the FDA’s final rule is expected to result in increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions and other civil and criminal sanctions, which could have a material and adverse effect upon our business, operating results, and financial condition. In addition, at this time it is unclear what testing and data may be required to support any required FDA clearance or approval of our tests, should the final rule be fully implemented as envisioned by FDA and HHS following resolution of any pending or future litigation.

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

Certain states have also adopted privacy and security laws and regulations, some of which may be more stringent than HIPAA and/or regulate information other than PHI. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. At the state level, for example, California has enacted the California Consumer Privacy Act, or CCPA, an extremely comprehensive and stringent privacy law. The CCPA took effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. It creates individual privacy rights for California consumers (as that term is broadly defined) and increases the privacy and security obligations of certain entities handling certain personal data, including obligations to provide disclosures to California consumers that include detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. CCPA does not apply to health information that is protected by HIPAA or the California Confidentiality of Medical Information Act, but CCPA still applies to other types of personal information held by HIPAA covered entities, such as personnel or marketing information. The regulations issued under the CCPA have been modified several times, and there is still some uncertainty about how the law will be interpreted and enforced.

In addition, California voters also approved the California Privacy Rights Act, or CPRA, on November 3, 2020 which went into effect in January 2023 with enforcement commencing in July 2023. CPRA modifies the CCPA significantly, resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. The CPRA imposes additional obligations on companies covered by the legislation and expands consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new regulatory entity, the California Privacy Protection Agency, which is vested with authority to implement and enforce the CCPA and the CPRA. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas took effect in 2024. In addition, laws in other U.S. states are set to take effect beyond 2024, and additional U.S. states have proposals under consideration.

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

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union (EU), including personal health data, is subject to the EU’s General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Our operations currently do not subject us to the GDPR. However, contemplated new initiatives, e.g., marketing the PreTRM test or conducting research in a member country of the EU, may subject us to and require us to comply with the GDPR.

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

Our internal information technology systems, or those of any of our third party service providers, or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or other personal data, which could result in regulatory enforcement, additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets, and other sensitive data (collectively, sensitive information). We may implement a variety of security measures designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party service providers and suppliers, and consultants. These systems are potentially vulnerable to breakdown or other damage or interruption from system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as cybersecurity incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or unauthorized dissemination of, or damage to, our data.

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

Threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. In particular, severe ransomware attacks are becoming increasingly prevalent, especially in the health care industry, and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, payment of ransom does not guarantee that data access will be restored by the threat actor.

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

While we have implemented security measures designed to protect against cybersecurity incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a cybersecurity incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of cybersecurity incidents. Such disclosures may be costly and may result in reputational harm, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

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

We operate in one of the most highly regulated industries in the United States. Our business activities are, or may in the future be, subject to comprehensive compliance obligations under state and federal laws and regulations, including:

•
Federal and state laws governing laboratory testing, including but not limited to the Clinical Laboratory Improvement Amendments of 1988 and state laboratory licensure and related laws.
•
FDA laws and regulations, including but not limited to requirements for offering LDTs.
•
The federal Anti-Kickback Statute, or AKS, which generally prohibits, among other things knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, covertly or overtly, in cash or in kind in return for (i) referring an individual to a person for the furnishing or arranging of any item or service, or (ii) purchasing, leasing, ordering, or arranging for or recommending the purchasing, leasing, or ordering of any good, facility, service, or item, for which payment may be made by federal health care programs. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. Safe harbors and exceptions to the AKS protect specified arrangements and conduct if every element of the applicable safe harbor or exception is met. However, failure to satisfy each such requirement does not necessarily mean that the arrangement or conduct at issue violates the AKS. In such circumstances, a facts-and-circumstances analysis is necessary to determine AKS compliance or lack thereof. Violations of the AKS are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from federal health care programs. In addition, claims submitted to federal health care programs for items or services resulting from a violation of the AKS are deemed to be false or fraudulent claims for purposes of the False Claims Act, or FCA.
•
The Stark Law, also known as the physician self-referral prohibition, which, unless an exception applies, generally prohibits physicians or an immediate family member from making referrals for certain designated health services covered by Medicare or Medicaid, including clinical laboratory services, if the physician or an immediate family member has a prohibited financial relationship with the entity providing the services at issue. Many states have statutes that are similar to the Stark Law. Federal enforcement agencies may assert that a claim including items or services resulting from a violation of the Stark Law constitutes a false or fraudulent claim for purposes of the federal FCA.
•
The federal False Claims Act imposes civil liability on any person or entity that, among other things, knowingly presents, or causes to be presented, to the federal government, claims for payment that are false or fraudulent; and/or knowingly makes, uses, or causes to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government. The FCA also prohibits the knowing retention of overpayments (sometimes referred to as “reverse false claims”) and permits private individuals acting as “whistleblowers” (also referred to as qui tam relators) to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. The federal government may elect or decline to intervene in such matters, but if the government declines intervention, the whistleblower may still proceed with the litigation on the government’s behalf.
•
The federal Civil Monetary Penalties Law, or CMP Law, which prohibits, among other things, (1) the offering or transfer of remuneration to a beneficiary of Medicare or a state health care program, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. Violations of the CMP Law may result in the imposition of civil monetary penalties, as well as damages and possible exclusion from participation in state and federal health care programs.
•
The federal health care fraud statute, which imposes criminal liability for knowingly and willfully executing or attempting to execute a scheme to defraud any health care benefit program (which includes commercial insurers). Violations of this statute are punishable by imprisonment, fines, or both.
•
The federal statute prohibiting false statements relating to health care matters, which criminalizes knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, health care benefits, items or services relating to health care matters. Violations of this statute are punishable by imprisonment, fines, or both.
•
HIPAA, as amended by HITECH and its respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered health care providers, health plans, and health care clearinghouses as well as their respective business associates. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. There are additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
•
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
•
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

•
Federal, state, and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste, and biohazardous waste and workplace safety for health care employees.
•
Laws and regulations relating to health and safety, labor and employment, public reporting, taxation, and other areas applicable to businesses generally, all of which are subject to change, including, for example, the significant changes to the taxation of business entities that were enacted in December 2017.
•
Additionally, we are subject to state equivalents of each of the health care laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer. Many U.S. states have adopted laws similar to the AKS, Stark Law, and FCA, which may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements, and claims involving health care items or services reimbursed by commercial insurers. In addition, many states have fraud and abuse laws, such as fee-splitting restrictions, insurance fraud laws, anti-markup laws, prohibitions on waiving coinsurance, copayments, deductibles and other amounts owed by patients, and prohibitions on the provision of tests at no or discounted cost to induce physician or patient adoption. Some states also prohibit certain health care practices, such as billing physicians for tests that they order and business corporations practicing medicine or employing or engaging physicians to practice medicine. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

While we believe that the Sunshine Act does not apply to our business, we cannot guarantee that the federal government or other regulators will agree with our determination. Moreover, we could become subject to Sunshine Act reporting requirements if the FDA requires us to obtain premarket authorization for our tests as medical devices (whether because the agency determines that the PreTRM test does not fall within the scope of the agency’s existing LDT definition or because of its recently issued final rule to exercise authority over LDTs as medical devices) or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act. A determination that we have violated these laws and related CMS regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business. It is presently unknown how CMS will respond to the recently finalized FDA policy change to effectively render all LDTs medical device products under federal law, and whether or when it will assert that the Sunshine Act’s reporting requirements will begin to apply to the manufacturers of such LDTs. Given that litigation is ongoing between members of the clinical laboratory industry and FDA/HHS in relation to the May 2024 LDT final rule, it may be many months or even years before we have clarity on the applicability of state and federal Sunshine Act laws to our business. Certain states also require medical device manufacturers to maintain compliance programs and/or be licensed as manufacturers or distributors by a state professional board or health department. Because the FDA’s now-in-effect final rule renders a clinical laboratory like ours a “medical device manufacturer,” we have begun the process of evaluating whether and to what extent those kinds of medical device-specific state requirements may be applicable to our operations.

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

•
we may fail to seek patent protection for inventions that are important to our success;
•
any current or future patent applications may not result in issued patents;
•
we cannot be certain that we were the first to file patent applications for the inventions covered by pending patent applications and, if we are not, we may be subject to priority or derivation disputes;
•
we may be required to disclaim part or all of the term of certain patents or part or all of the term of certain patent applications;
•
we may file patent applications but have claims restricted or we may not be able to supply sufficient data to support our claims and, as a result, may not obtain the original claims desired or we may receive restricted claims. Alternatively, it is possible that we may not receive any patent protection from an application;
•
we could inadvertently abandon a patent or patent application, resulting in the loss of protection of certain intellectual property rights in a particular country. We or our patent counsel may take action resulting in a patent or patent application becoming abandoned which may not be able to be reinstated or if reinstated, may suffer patent term adjustments;
•
the claims of our issued patents or patent applications when issued may not cover our tests or technology;
•
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
•
there may be prior art of which we are not aware that may affect the validity of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to do so;
•
third parties may develop tests or technology that have the same or similar effect as our tests and technology without infringing our patents. Such third parties may also intentionally circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts;
•
there may be patents relevant to our tests or technology of which we are not aware;
•
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
•
our patent counsel, lawyers or advisors may have given us, or may in the future give us incorrect advice or counsel;
•
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
•
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

The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•
our ability to successfully execute under our commercial agreement with Elevance Health and obtain broader market adoption of our PreTRM test;
•
actual or anticipated variations in our and our competitors’ results of operations, as well as how those results compare to analyst and investor expectations;
•
our failure to successfully commercialize our product candidates;
•
announcements by us or our competitors of new products and services, significant acquisitions, other strategic transactions, including strategic and commercial partnerships and relationships, joint ventures, divestitures, collaborations or capital commitments;
•
changes in reimbursement practices by current or potential payers;
•
failure of analysts to initiate or maintain coverage of our Company, issuance of new securities analysts’ reports or changed recommendations for our Class A common stock;
•
forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections;
•
actual or anticipated changes in regulatory oversight of our products and services;
•
development of disputes concerning our intellectual property or other proprietary rights;
•
commencement of, or our involvement in, litigation;
•
announcement or expectation of additional debt or equity financing efforts;
•
any major change in our management;
•
our inability to establish collaborations, if needed;
•
additions or departures of key scientific or management personnel;
•
our ability to effectively manage our growth;
•
overall performance of the equity markets;
•
sales of our common stock by us, our directors and officers, or our other stockholders in the future;
•
trading volume of our Class A common stock;
•
changes in accounting practices;
•
ineffectiveness of our internal controls;
•
general political and economic conditions; and
•
other events or factors, many of which are beyond our control.

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

Our executive officers, directors and our stockholders holding 5% or more of our common stock and their affiliates beneficially hold a significant percentage of our outstanding Class A common stock. These stockholders, acting together, would be able to significantly influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may adversely affect the market price of our Class A common stock by:

•
delaying, deferring or preventing a change in control;
•
entrenching our management and the board of directors;
•
impeding a merger, consolidation, takeover or other business combination involving us that other stockholders may desire; and/or
•
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

•
a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•
a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•
a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
•
advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•
a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•
a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•
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

As management continues to work with outside counsel to adopt formal training procedures to periodically educate the Company’s officers as to the Company’s SEC reporting responsibilities, our principal executive and principal financial officers have concluded that we had effective disclosure controls and procedures as of September 30, 2024. However, we cannot provide assurance that we will not have further lapses in our disclosure controls and procedures, which could result in our failure to provide accurate and timely disclosure to our investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2024, we issued 53,827 shares of our Class A common stock to a service provider to fulfill our contractual obligations related to the development of strategies for insurance coverage of the PreTRM test. The shares were valued at $7.55 per share.

The foregoing transaction did not involve any underwriters or public offering. The issuance of the above securities was deemed exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act, as a transaction by an issuer not involving any public offering. The recipient of the securities in the transaction represented its intention to acquire the securities for investment purposes only, and not with a view to, or for sale in connection with, any distribution thereof. Appropriate legends were affixed to the securities issued in this transaction. The recipient received, or had, through its relationship with us, adequate access to information about us.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements:

During the quarter ended September 30, 2024, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined by the SEC rules.

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

10.1

Sales Agreement, dated as of August 7, 2024, by and between Sera Prognostics, Inc. and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-281347) filed on August 7, 2024).

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SERA PROGNOSTICS, INC.

Date: November 6, 2024	/s/ Zhenya Lindgardt
Zhenya Lindgardt
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	/s/ Austin Aerts
Austin Aerts
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)