Form 10-K
period 2024-12-31
SERA PROGNOSTICS, INC.
filed 2025-03-19
CIK 1534969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the Nasdaq Stock Exchange on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $183.8 million. As of March 14, 2025, the registrant had 36,695,803 and 967,759 shares of Class A and B common stock, $0.0001 par value per share, outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

“Sera,” “PreTRM,” “The Pregnancy Company” and our logo are our trademarks. All other service marks, trademarks, and trade names appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or the Annual Report, are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, trademarks and tradenames referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames. Unless the context otherwise requires, we use the terms “Sera,” “Company,” “we,” “us” and “our” in this Annual Report to refer to Sera Prognostics, Inc.

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
•
our expectations regarding the future use of our PreTRM test based on the PRIME study results and that the PreTRM test has the potential to address a significant unmet need;
•
our ability to obtain funding for our operations;
•
our ability to manage and grow our business and commercialize our PreTRM test;
•
our ability to develop and commercialize new products and services;
•
our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
•
the pricing and reimbursement of our products and services, including new CPT codes and their payment rates;
•
the implementation of our business model, strategic plans for our business, products, services, and technology;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•
regulatory developments in the United States and foreign countries, including changes in U.S. Food and Drug Administration regulation of laboratory-developed tests;
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
•
our financial performance.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the “Risk Factors” section and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Annual Report, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

PART I

Item 1. Business

Overview

We are a women’s health company utilizing our proprietary proteomics and bioinformatics platform, and significant data resources to improve maternal and neonatal health by discovering, developing, and commercializing blood-based biomarker tests, and predictive analytic products and services. Our vision is to deliver pivotal and actionable information to pregnant women, their physicians, and health care payers to significantly enhance a mother’s pregnancy journey, improve maternal and neonatal health, and reduce health care costs. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing, data, and economic analysis enables us to provide physicians and expectant mothers with personally insightful, clinically meaningful, and economically impactful information designed to improve the pregnancy experience and outcomes for mothers and babies.

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

We have built an advanced, proprietary, and scalable proteomics and bioinformatics platform to characterize the biology of pregnancy and to discover and validate key protein biomarkers found in blood that are highly accurate predictors of dynamic changes that occur during pregnancy. By incorporating our proprietary technology platform into our rigorous data-driven development process, we have created a differentiated approach for effectively addressing major milestones, conditions, and features of pregnancy. We believe our large and growing pregnancy dataset (clinical, demographic, and proteomic) is a substantial asset for understanding pregnancy complications, health inequities, and the personal pregnancy journey. We envision that our comprehensive approach will enable us to fully characterize one of the most important periods in the lives of women and their babies, and will help to improve the well-being of each.

Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy focuses on demonstrating the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients, illustrating these benefits to healthcare providers and insurance payers, and providing convenient access to the test through streamlined specimen collection options. Clinical trials conducted to date include the Prediction and Prevention of Preterm Birth, or the PREVENT-PTB Study, Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL, and the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs study, or the PRIME study.

In July 2024, we announced the publication of the positive results from the AVERT PRETERM TRIAL in Diagnostics, an international, peer-reviewed, open access journal on medical diagnosis. Diagnostics highlighted this study on the cover of the July issue. Notable results included an 18% reduction in severe neonatal morbidity and mortality. Additionally, there was a 7-day reduction in the mean neonatal hospital length of stay among neonates with the longest stays. The trial also showed an increase in the average gestational age at birth before 32 weeks by 2.48 weeks. Furthermore, we observed a 28-day reduction in the neonatal length of hospital stay for babies born before 32 weeks’ gestation, significantly reducing the time spent in the hospital for those at risk of the earliest delivery. Significant reductions in neonatal morbidity and mortality were also reported, as well as hospital and NICU lengths of stay, in the entire intent-to-treat population. The test-and-treat strategy was linked to decreased odds of preterm birth and spontaneous preterm birth at various gestational ages.

In December 2023, we announced that the Data Safety Monitoring Board, or DSMB, overseeing our PRIME study recommended stopping enrollment due to efficacy, reporting that either co-primary endpoints, neonatal hospital length of stay and composite neonatal morbidity and mortality, met the stopping criteria for statistical significance at the pre-planned interim analysis. We adopted the DSMB’s recommendation and stopped the PRIME study enrollment to focus on analyzing and reporting the available data. In May 2024, deliveries of all PRIME study participants were complete, inclusive of the approximately 2,000 remaining participants who were enrolled but had not delivered before enrollment was stopped in December 2023 per DSMB recommendation. In September 2024, the final PRIME database was locked. Top-level trial results were communicated to the DSMB and us in October 2024. Topline results were published in an abstract by the Society for Maternal Fetal Medicine (SMFM) and presented at the podium at SMFM’s Pregnancy Meeting on January 31, 2025. Notable results from the PRIME study showed the primary endpoints being met in the prespecified modified intent-to-treat population (mITT), indicating a 25% reduction in neonatal morbidity and mortality, and an 18% reduction in neonatal hospital length of stay for the approximately 10% of babies who stay beyond the standard number days for routine deliveries. The mITT population excluded any participants at high-risk by the test that didn't receive the treatment bundle. It therefore focuses on treatment efficacy. In contrast, a more conservative intent-to-treat analysis (ITT) is often used to assess more real-world benefit of a technology. The ITT analysis, inclusive of subjects who declined treatment, indicated a 20% reduction in neonatal morbidity and mortality, and a 20% reduction in NICU admissions. We are currently seeking publication of these and other results from the PRIME study in a highly respected, peer-reviewed journal.

Our studies support a strategy where identifying and intervening in higher-risk pregnancies, not identifiable by traditional or standard approaches, can allow babies who were destined for premature delivery to remain in utero longer. This prolongation of gestation in the preterm period can lead to more mature babies that require shorter hospital/NICU stays due to improved neonatal health. The PRIME study, for which enrollment was stopped due to efficacy at the interim analysis and is being prepared for publication, includes the same primary and secondary endpoints as the AVERT PRETERM TRIAL and affords the continued assessment of this model.

Beyond demonstration of clinical study efficacy, we look forward to studying the effectiveness and implementation of the PreTRM test in a real-world setting. Our real-world evidence implementation programs, targeting to expand PreTRM clinical utility data and replicate randomized controlled trial evidence in the real world, have been developed for study launches anticipated in early 2025.

We believe market adoption by both health care providers and payers should be aided by the recent publication of our AVERT PRETERM TRIAL, as well as upcoming publications related to our PRIME study and real-world evidence studies. We believe that all data expected to be published in coming months and years, together with our current body of evidence, will continue to demonstrate the clinical and economic utility of using our test.

We are actively discovering and developing additional biomarker tests to predict other specific major conditions of pregnancy, such as a pregnancy risk prediction panel test. We believe these tests have the potential to offer significant health benefits to women and their babies. Among other products, we are developing a lifestyle test designed to provide a more accurate estimate of the delivery date for expectant mothers for the purposes of planning maternity leave, family support, travel arrangements, and related considerations.

Our Proprietary Technology Platform

The complexities of the biology of pregnancy have been a major obstacle in developing effective tests for pregnancy-related conditions. We are working to overcome this obstacle through our development of a proprietary technology platform consisting of biobanks, advanced mass spectrometry, immunoassays, and other proteomic analytic methods and bioinformatics, which enables superior characterization of the biology of pregnancy and more accurate prediction of pregnancy outcomes.

An analysis of protein pathways and expression at various points during pregnancy reveals dynamic changes affecting both the mother and the baby. Earlier detection of changes in protein expression indicating the emergence of adverse pregnancy outcomes can enable proactive management of those conditions. A fundamental component of our platform is our proprietary biobank, consisting of comprehensive, clinically and demographically annotated specimens collected from thousands of pregnant U.S. women, representing the broad demographic and geographic diversity inherent in the U.S. population. This differentiated resource enables us to develop and broadly validate our predictors. Further biobank diversity is also provided through our scientific collaborations with leading maternal fetal medicine experts around the globe, enabling us to analyze specimens collected from patients in the United States, Europe, Asia and Africa. In strict adherence to the authoritative National Academy of Medicine, or NAM, guidelines, we apply our innovative mass-spectrometry and other proteomic analytical methods and our knowledge of protein information networks to probe biobank specimens for meaningful protein expression changes. We then subject the data to inventive bioinformatics analysis and use advanced tools, such as machine learning and artificial intelligence, to find relationships between various proteins and to discover important predictors.

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

We use the following multifaceted approach in our research, development and commercialization efforts:

•
Significant Unmet Need: We select specific conditions or features of pregnancy that are clinically and personally meaningful and economically important and with significant unmet needs that lack effective solutions. We have initially applied our platform and capabilities to address the problem of preterm birth, given its profound health and economic impact worldwide. We intend to explore other areas of significant unmet need in pregnancy, including preeclampsia, gestational diabetes and others.
•
Proteomic and Bioinformatics Platform: We utilize our platform to understand the biology underlying selected pregnancy-related conditions in order to discover, verify and broadly validate high-performing predictive biomarker tests and predictive analytic products and services. Our various studies and other research have endowed us with an extensive biobank of blood samples that provide a deep view into the care and outcomes of diverse singleton pregnancies across the United States, enabling prediction of various other outcomes. We are continuing to conduct analyses of our growing biobank of data from multiple sources to provide new insights that will be the basis of discovering and developing biomarker predictions for a variety of important conditions of pregnancy.
•
Immunoassays: We identify antibodies to discovered pregnancy biomarkers and develop immunoassays for use in our own or other CLIA laboratories, including the potential for eventual use in ex-US territories.
•
Blood Collection, Logistics and Processing: We evolve our draw windows, sample types, collection techniques, and lab processes to enable greater access to our tests, ease of use for providers and patients, and cost effectiveness for our products to scale.
•
Demonstration of Health and Economic Impact of Our Test and Treat Strategy: We believe a critical element of our success will be to demonstrate the beneficial health and economic impacts of using the information provided by our biomarker tests. In the case of the PreTRM test, our commercialization strategy involves amassing clinical and economic data to definitively demonstrate that detecting a mother’s risk of preterm birth can enable proactive interventions which improve her health and her baby’s, while at the same time saving substantial health care system costs. Our rigorous, controlled intervention trials, PREVENT-PTB, AVERT PRETERM TRIAL and PRIME, evaluated our test-and-treat strategy in a total of more than 7,000 patients enrolled in the treatment arms. We have published multiple peer-reviewed papers supporting clinically beneficial results from PREVENT-PTB and the AVERT PRETERM TRIAL, and presented positive results from the PRIME study at the 2025 SMFM Pregnancy Meeting, and we are actively working toward peer-reviewed publications for the PRIME study.

We also work with leading health economists and organizations to build rigorous models that describe how application of the PreTRM test-and-treat strategy impacts both health and economic outcomes. We work to publish models that provide peer reviewed evidence of the value of our strategy.
•
Societal Guidelines: We believe that broad market adoption of a product benefits from the product being included in clinical societal guidelines, and therefore we support organizations such as the Society for Maternal-Fetal Medicine and the American College of Obstetricians and Gynecologists, by providing them insights from our accumulating evidence development.
•
Payment and Reimbursement: We have focused on building third-party reimbursement for early commercialization of our clinical tests, by seeking to leverage the health and economic benefits of our biomarker approach to gain reimbursement from integrated systems, institutional physician networks, and major health insurance payers. For example, we have a multi-year contract with Elevance Health, one of the largest U.S. health benefits companies, under which Elevance Health agreed to purchase a substantial number of PreTRM tests for pregnant women in their network, and to facilitate commercializing PreTRM testing among its members. The AMA Editorial Board has issued a unique CPT®PLA code for the PreTRM test, which we believe will also help drive payment and coverage decisions for PreTRM testing. In November 2021, this code was priced by the Centers for

Medicare & Medicaid Services, or CMS, at $750. Other products or market segments may be more conducive to direct patient or consumer payment models.

We envision that our comprehensive approach will enable us to fully characterize one of the most important periods of time in the lives of both women and their babies. We believe that the data and predictions that we develop will ultimately create important information tools and services for a variety of customers, including women, health care workers, insurers, pharmaceutical companies, researchers and related companies. Several future opportunities may be created by comprehensively profiling pregnancy, including, but not limited to:

•
additional diagnostic predictors;
•
epidemiologic, efficacy and best practice assessment tools to better understand and address critical patient outcomes and disparities across the United States;
•
pregnancy educational content development, based on our actual data, for physicians, PAs, nurse practitioners, midwives, regulators, insurers, researchers and health care students; and
•
pharmaceutical drug development tools.

We also believe that the work we perform in pregnancy could be leveraged more broadly to address other areas in medicine and health care.

Our Pipeline

We are developing a robust pipeline of novel blood-based biomarker tests for a number of major pregnancy related conditions beyond preterm birth by leveraging the biological insights provided by our proprietary technology platform. Our product candidates are designed to accurately predict and enable better management of a range of serious pregnancy-related conditions. We believe these product candidates, if successfully developed, have the potential to address significant unmet needs by providing more accurate prediction of these pregnancy-related conditions and providing patients with meaningful information and physicians with earlier opportunities for intervention.

Our biomarker pregnancy pipeline consists of the following:

SERA PROGNOSTICS®
The Pregnancy Company®

Robust Biomarker Pregnancy Pipeline

PREDICTOR	Est. U.S. Prevalence in Pregnancy	DISCOVERY	VERIFICATION	VALIDATION	COMMERCIALIZED	Upcoming Expected Milestones and Anticipated Timing
PreTRM® Test for Risk of Preterm Birth	10%					• PRIME results presented at SMFM 2025 • Publications of additional clinical and economic outcome studies in 2025-2026
Time-to-Birth	N/A					• Publication of data in 2025-2026 • Begin commercialization in 2025
Predictive Analytics Product	N/A					• Beta rollout in progress
Pregnancy Risk Prediction Panel	31%					• Validation underway to assess which risk factors and other major pregnancy complications to be included; began market research
Preeclampsia	5-8%					• Public release of validation data in 2024 • Product profile development underway
Fetal Growth Restriction (FGR)	3-7%					• Biomarker discovery completed • Product profile development underway

Our Strengths

We attribute our success and future growth prospects to the following:

•
Our differentiated approach to understanding and addressing major conditions of pregnancy. We take a focused and data-driven approach based on rigorous science to understand the biology of pregnancy and the health and economic impacts of major pregnancy conditions. Our approach involves conducting controlled trials and health economic analyses to demonstrate the beneficial health and economic impacts of using the information provided by our products. We also work with leading health economists and organizations to build rigorous models that describe how the application of our products impacts both health and economic outcomes. Leveraging the demonstrated short- and long-term health and economic benefits of our approach, we aim to gain reimbursement from integrated systems, institutional physician networks, self-insured employers, and major health insurance payers by working with them to demonstrate the benefits of using our products. We also expect to explore alternative payment models for some products and market segments. We will then seek to capitalize on reimbursement decisions to facilitate obtaining widespread commercial coverage of our biomarker tests from other health care payers, while also expanding any successful alternative payment models for these and other products.
•
Our proprietary and scalable proteomics, bioinformatics platform technology, and clinical outcome data creates clinically meaningful and economically impactful predictions for pregnancy. We believe our proprietary proteomic and bioinformatics technology platform has the potential to enable critical advances in the management of pregnancy and its outcomes. Our platform consists of biobanks, advanced mass spectrometry, immunoassays, and other proteomic analytic methods and bioinformatics, which enables superior characterization of the biology of pregnancy and accurate characterization of pregnancy outcomes and features. Our technology expertise includes the ability to identify antibodies to proteomically-discovered biomarkers to allow transition from mass spectrometry to simple, high-throughput, lower-cost immunoassay approaches over time. We believe this platform has the potential to address significant unmet needs in the large, underserved market for the prediction of outcomes associated with pregnancy. Our research allows for the development of testing technology on other platforms in cases when partnering with leading instrument providers proves to be the most effective route to broad-based adoption for any of our products.
•
Sample Collection and Logistics. We have years of experience evaluating sample collection approaches and methods of shipment. We recently leveraged our serum biobank to develop options for whole-blood collection and ambient specimen shipment. This has the potential to lower costs, ease patient/consumer experience and accelerate market penetration.
•
The PreTRM Test, which is the only broadly validated, commercially available blood test proven to predict the risk of a woman to deliver prematurely. The predictive performance of the PreTRM biomarkers has been extensively validated in diverse populations and geographies and enables earlier proactive care addressing higher preterm birth risk that occurs among the 3.7 million annual singleton pregnancies in the United States. We believe that based on our growing body of evidence regarding the clinical and economic benefits of the PreTRM test, as greater payer and physician adoption and supportive medical society guidelines occur, the PreTRM test has the potential to become an important standard of care for preterm birth.
•
Collaboration with Elevance Health. We have contracted for early payment for the PreTRM test through our commercial collaboration with Elevance Health. We believe this and other collaborations may help with broader market adoption through coverage decisions by major payers.
•
Broad pipeline covering additional significant conditions of pregnancy. We are also developing a novel pipeline of blood-based biomarker tests and predictive analytic products and services directed at a number of major pregnancy-related conditions and features beyond preterm birth. We believe these product candidates, if successfully developed, have the potential to address significant unmet needs by providing more accurate detection of these pregnancy-related conditions and features, which in turn can give consumers helpful information about their pregnancy journey and give patients and physicians earlier opportunities for intervention.
•
Deeply experienced team in development and commercialization of molecular diagnostics tests and predictive analytic products and services. Our team has decades of experience in building and commercializing molecular diagnostics tests and predictive analytic products and services. We have worked to build a first-class scientific organization capable of harnessing and translating our platform technologies into innovative solutions. We strive to deliver actionable information to pregnant women, their physicians and payers to improve the pregnancy experience and the health of patients as well as the economics of health care delivery. Our experienced discovery and development team performs rigorous bioinformatics analyses and strictly adheres to the authoritative NAM guidelines on how to reliably develop and validate omics predictions made on complex biological data sets.

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

Our Strategy

Our vision is to deliver pivotal and actionable information to pregnant women, their physicians and health care payers to significantly improve the pregnancy experience and maternal and neonatal health, and to dramatically reduce health care costs. Our goal as The Pregnancy Company is to discover, develop and commercialize clinically meaningful and economically impactful biomarker tests and predictive analytic products and services designed to improve the pregnancy experience and neonatal outcomes. We assess product opportunities across physician-ordered, direct-to-consumer and business-to-business commercialization models and both payer-reimbursed and consumer-pay approaches. We believe it is critical to develop products that will be viewed as cost-effective by payers in order to receive reimbursement for our tests. We are pursuing our vision by implementing the following strategies:

•
Expand payments for the PreTRM test to a variety of market segments and payment models to maximize the commercial opportunity. We believe that growing payment for the PreTRM test by integrated systems, institutional physician networks, self-insured employers, major health insurance payers and even patient self-payment models should help drive physicians to more broadly offer the testing to their patients, thereby expanding the number of U.S. pregnancies benefiting from our technology. We also believe that based on our growing body of evidence regarding the clinical and economic benefits of the PreTRM test, our commercial collaboration with Elevance Health, and the anticipated greater payer and physician adoption throughout the United States, the PreTRM test has the potential to create a new standard of care in pregnancies.
•
Apply our platform capabilities to broaden our pipeline and develop novel and high-performing products for pregnancy-related conditions and potentially other health conditions. Our proprietary technology platform is designed to provide deep characterization of the biology of pregnancy, which we are using to develop additional products addressing pregnancy outcomes, such as time-to-birth, preeclampsia, gestational diabetes, and other conditions. We plan to leverage the strength of our technology platform and expertise to discover and develop novel and high-performing products that will provide women and physicians more timely and actionable information on pivotal pregnancy conditions and features, which can lead to an improved pregnancy experience and improved maternal and newborn health. In the future, we aspire to expand our product offerings by deeply characterizing the biology of the pregnancy journey.
•
Continually enhance the value and capabilities of our proprietary technology platform through ongoing expansion and integration of our biobank and our proteomics and bioinformatics databases. We believe that the breadth and depth of our databases, our unique proteomic analytical techniques, immunoassay capabilities, and our bioinformatics approaches all position us to be the leader in providing important pregnancy information to women and doctors. The continued expansion of our proprietary biobank, together with our innovative proteomic analytical methods and bioinformatics analyses, is designed to enable us to discover and broadly validate new biomarker and predictive analytic products and services for various conditions and features of pregnancy.
•
Evolution of our testing, specimen collection and shipping technologies. Market penetration and optimal patient/consumer experience can also be realized by implementation of whole-blood collection technologies and development of ambient specimen shipment approaches. Whole-blood collection can remove laborious specimen processing steps such as centrifugation and enable at-home consumer channels. Ambient specimen shipping removes requirements for temperature-control, which lowers costs, and its simplicity can improve clinical implementation and further streamline at-home collection. For certain products, affinity-capture and/or immunoassay development can minimize overall costs of goods and maximize sample throughput and turnaround time. Our strategy includes evolving from discoveries made using mass-spectrometry analysis of our proprietary biobank to identification of antibodies for use in immunoassays.
•
Continue building an evidence portfolio of clinical and economic outcomes driven by our products. In addition to publication of AVERT and the recent presentation of key PRIME study results at the SMFM Pregnancy Meeting and the anticipated publication of full PRIME study results, we seek to complete economic analyses for both studies and to publish additional exploratory analyses related to the PRIME study. Additionally, we plan to further corroborate our test and treat strategy in real-world evidence studies, which we expect to launch in 2025.

•
Engage with professional societies. We have historically engaged and will continue working closely with professional societies and guideline setting bodies to advocate for the continued evolution of treatment guidelines to include the latest research and innovations for maternal and newborn health.
•
Partner with employers to expand the payer mix for our products. We are partnering with employer cooperative organizations to include our products in benefit packages for maternal care for some of the largest employers in the United States.
•
Complement our products with a potential care coordination offering. We may offer our large institutional customers assistance in delivering the care coordination protocol for all their patients that test at higher risk for preterm birth.
•
Build a women’s health commercial infrastructure. We are continually shaping our commercial, sales, and marketing capabilities to fit the current stage and future life cycle of our product portfolio, including institutional sales, self-insured employer markets, sales operations, and professional as well as consumer directed marketing. When commercial opportunities and market conditions warrant, we will expand our commercial operations to penetrate each market in a cost-effective manner.
•
Evaluate strategic partnerships to maximize the value of our product offerings. We may strategically enter into collaborations or other partnerships to maximize the commercial potential of the PreTRM test and the rest of our product portfolio within or outside of the United States. We may explore strategic alliances or collaboration to accelerate the discovery, development, validation and commercialization of our portfolio.
•
Build long-term relationships with our expectant mother customers to support their pregnancy journeys. With the expansion of our product portfolio, we have many opportunities to support mothers in their pregnancies. Building an ongoing relationship with our customers via digital channels should allow us to offer more products and solutions, enhance the predictive power of our technology, and increase the return on investment on our customer acquisition cost.

The Biology of Pregnancy

Pregnancy is a highly complex, dynamic process that leads to the formation of a human being. From its beginning, genes, proteins and metabolites are expressed in a coordinated fashion to enable the placenta, the uterus and the mother to support the development of a child during pregnancy. The duration of a term pregnancy is usually between 37 and 42 weeks.

At the inception of pregnancy, the placenta begins its development as a critical organ necessary for a healthy pregnancy for both the baby and the mother. The placenta initially forms and evolves during pregnancy to become a large, highly active metabolic organ conducting numerous vital biological functions through the time of delivery. The placenta is the primary means of communication between the mother and the baby. Life-enabling exchanges of oxygen, nutrients and protective antibodies as well as elimination of wastes are affected by the placenta.

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

We are continually enhancing our analytical techniques. This includes improving customer experience with the identification and validation of whole-blood collection devices, ambient specimen shipping, and laboratory process changes. We continually refine the laboratory process to make it more efficient, lower costs, and improve turnaround time, or TAT. A significant goal in our strategy is the migration to immunoassays in cases where this is advantageous, such as consumer ordered tests or international clinical testing kits. Antibodies are the currency that applies across the immunodiagnostic space as they apply uniformly despite the variations in immunoassay platform technologies. An automated affinity-capture mass-spectrometry, or AC-MS, PreTRM assay was launched in 2024. This approach uses custom, proprietary antibodies, coupled to magnetic beads to isolate PreTRM analytes for mass spectrometry measurement. AC-MS enables parallel processing of specimens, very short LC-MS analysis times, quicker overall TAT, and lower costs. We continue to evaluate additional antibodies to PreTRM analytes for potential development of sandwich immunoassays (e.g. ELISA) or clinical analyzer-compatible assays. Current efforts also include the identification of antibodies and the development of immunoassays for other pipeline products.

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

Of the estimated 140 million annual births globally, approximately 15 million births are preterm. In the United States, there are approximately 3.7 million annual births, and the 2024 March of Dimes Report Card shows that the preterm birth rate is now 10.4% of U.S. births.

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

Distribution of U.S. Preterm Births and Estimated Average 6-Month Cost per PTB by Gestational Age at Birth

The health impacts of preterm birth drive increased expenditures, with significant cost of care reductions as gestational age at birth increases

In the U.S., the cost to manage the complications of prematurity in 2016 was on average,

$64,815

per preterm birth[1]

The lifetime costs associated with preterm birth are estimated to be

10 times higher

than those associated with a full-term birth in the U.S.[2]

Preterm births account for

61% of neonatal costs for in-hospital deliveries[2]

Full Term
35-36
33-34
31-32
29-30
27-28
25-26
24
Gestational age at birth (weeks)
Expenditure distributions stratified by gestational age³
$500
1K
5K
10K
25K
50K
100K
250K
500K
1M
2.5M
5M
TOTAL 6-MONTH EXPENDITURE

References:

1. Waitzman NJ, et al. Updating National Preterm Birth Costs to 2016 with Separate Estimates for Individual States: Final Report to the March of Dimes. Available from: marchofdimes.org/peristats/documents/Cost_of_Prematurity_2019.pdf
2. Phibbs CS, et al. Birth Hospitalization Costs and Days of Care for Mothers and Neonates in California, 2009-2011. J Pediatr. 2019 Jan; 204:118-125.e14.
3. Beam et al, Estimates of healthcare spending for preterm and low-birthweight infants in a commercially insured population: 2008-2016, Journal of Perinatology (2020) 40:1091–1099.

©2025 Sera Prognostics, Inc. All rights reserved. PreTRM, Sera Prognostics and their logos are trademarks or registered trademarks of Sera Prognostics, Inc. in the United States.

SERA PROGNOSTICS® The Pregnancy Company®

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

The PreTRM Test — Our Solution for Preterm Birth

Utilizing our product discovery, development and commercialization approach, and in view of these stark realities of preterm birth, we focused our first development and commercialization efforts on addressing preterm birth. Our first product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of spontaneous preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation. The specimen analyzed in the PreTRM test is drawn once in singleton pregnancies where there is no evidence of significant fetal anomalies by non-invasive pre-natal genetic screening, or NIPS, or ultrasound, and the women tested are not taking progesterone. In addition to traditional phlebotomy for obtaining a patient specimen, we recently validated and added a whole-blood collection kit option that utilizes the less invasive fingerprick method of collection. We have contracted with a Food and Drug Administration-registered supplier to produce our branded kit under applicable quality systems requirements and have begun making the kit available at a limited scale. Whether the patient's blood specimen is collected via phlebotomy methods or by using the collection kit, the specimen is then sent to and analyzed in our CLIA certified clinical laboratory using our high throughput mass spectrometry technology. Once the laboratory analysis is completed, a risk report is generated from our validated algorithm and the results are transmitted to the ordering clinician. The PreTRM test provides an accurate prediction of the expectant mother’s individualized risk, expressed as a percentage, of delivering spontaneously before 37 weeks’ gestation, as well as her relative risk compared to the average population risk. The great majority of singleton preterm births are spontaneous, where the mother goes into labor and delivers without any apparent known pathology.

The PreTRM test combines the ratio of insulin-like growth factor-binding protein 4, or IBP4, to sex hormone-binding globulin, or SHBG, with a woman’s height and weight to predict the risk of spontaneous preterm birth. These protein biomarkers have been extensively validated in multiple maternal fetal medicine centers located in the United States, Europe, Asia and Africa. In addition, we continue to build on our existing data to further demonstrate the clinical and economic benefits of intervening based on PreTRM test results. The PreTRM test accuracy has been rigorously assessed and validated in our PAPR study involving 5,501 women in 11 obstetric centers across the United States. Our completed PAPR study validated the biomarker signature which is highly predictive of spontaneous preterm birth risk. The performance of the PreTRM test biomarkers was replicated in a second independent large prospective U.S. study, TREETOP, supporting that the IBP4 to SHBG predictor can be used to accurately risk-stratify patients for implementation of preterm birth preventive strategies and direct patients to appropriate levels of care. The ability to accurately risk-stratify is critical for enabling precision care management. We and our collaborators have completed three prospective controlled intervention studies — PREVENT-PTB, AVERT PRETERM TRIAL and PRIME — to demonstrate the value of identifying higher risk pregnancies coupled with proactive interventions to improve the well-being of mothers and newborns.

We believe our comprehensive approach to build evidence for our PreTRM test addresses key elements payers require in order to reimburse testing, including:

•
analytical validation of the testing platform, or measurement validity;
•
clinical validation, or test validity;
•
clinical utility of using validated predictions, or positive health benefit; and
•
economic utility, or cost effectiveness and health care savings.

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

Given the large body of evidence generated from PAPR and our other collaborative biomarker studies, the TREETOP specimens were randomized into two cohorts:

•
a first patient cohort of 847 specimens to validate certain pre-specified predictions originating from our earlier PAPR study work, and to verify new potentially enhanced predictions that could be validated later on the specimens of the remaining unanalyzed cohort of patients; and
•
a second cohort of remaining specimens was held in reserve to validate, in the future, a number of potentially enhanced predictions that may eventually be incorporated into our commercially available testing as we build our pipeline of adverse pregnancy outcome predictions.

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

The PREVENT-PTB results were published on August 16, 2021 in the American Journal of Perinatology. The key reported findings were:

•
Hospital and NICU length-of-stay reduced by more than 70% in preterm infants;
•
Severe neonatal morbidity or death was reduced by 66% across infants affected by complications of prematurity;
•
Significantly faster discharge rates of preterm deliveries from the NICU; and
•
A 23-80% trend in reduction in preterm delivery rates occurring before 37, 35, and 32 weeks of pregnancy, but the study was not statistically powered to definitively answer whether rate reductions occurred.

AVERT PRETERM TRIAL

The Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls, or AVERT PRETERM TRIAL (Clinical trials identifier: NCT03151330), was a large prospective, historically-controlled intervention trial conducted at ChristianaCare in Newark, Delaware. The purpose of the study was to evaluate the impact on health and economics by applying the PreTRM test to screen pregnant women for risk of spontaneous preterm delivery and to proactively intervene in individuals who were shown by the PreTRM test to be at higher risk of spontaneous preterm birth. Those deemed by the test to be at lower risk received standard care, as did the historical control population. As in the PREVENT-PTB study, interventions in the higher-risk group included care management (closer monitoring by their clinicians and case management nurses) and medications (e.g. vaginal progesterone, low-dose aspirin). The two co-primary endpoints were reduction in total neonatal hospital length of stay and improvement in composite neonatal morbidity and mortality in the PreTRM-screened group versus the historical control group, which did not have a PreTRM test.

Design of the AVERT PRETERM TRIAL

Health and economic outcomes of the screened group were compared with those of the historical control arm. Due to the COVID-19 pandemic and the halting of all non-COVID research at ChristianaCare, trial enrollment of the prospective arm was stopped in March 2020. On February 15, 2023, we announced that both co-primary outcomes—reduction of severe neonatal morbidity or neonatal death; and decreased length of neonatal hospital stay—met their endpoints, and the improvements in outcome with a PreTRM test-and-treat approach were statistically significant. Detailed results of the AVERT PRETERM TRIAL were published in the journal Diagnostics in July 2024.

PRIME Study

In collaboration with Elevance Health, we are conducting Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs, or PRIME (Clinical trials identifier: NCT04301518), study, which is a prospective randomized controlled study anticipated to enroll up to 6,500 pregnancies in 19 respected maternal fetal medicine centers. We began enrollment in November 2020. In December 2023, we announced that the Data Safety Monitoring Board, or DSMB, overseeing our PRIME study recommended stopping enrollment due to efficacy, reporting that either co-primary endpoints, neonatal hospital length of stay and composite neonatal morbidity and mortality, met the stopping criteria for statistical significance at the pre-planned interim analysis. We adopted the DSMB’s recommendation and stopped PRIME study enrollment to focus on analyzing and reporting the available data. Patients who were enrolled at the time the study stopped continued as part of the final study results, with final outcomes available in September 2024. In January 2025, an abstract of the data was published in Pregnancy Journal and the principal investigator from the PRIME study presented key results of the study at the 2025 SMFM Pregnancy Meeting. A manuscript reporting final PRIME study results, including top-line and exploratory analyses, is being prepared for submission to a peer-reviewed publication.

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

Carelon Research/Elevance Health and Economic Study

Carelon Research, a subsidiary of Elevance Health, conducted an insurance claims data analysis on the cost-effectiveness of screening more than 40,000 mothers and babies within Elevance Health’s commercially insured membership. The model evaluated the cost impact to be expected from screening with the PreTRM test, and from then providing a bundle of interventions to PreTRM-higher risk patients as compared to the effect of standard care without a PreTRM test. The model predicted that these interventions would result in:

•
a 20% reduction in preterm birth before 37 weeks’ gestation;
•
$1,608 in gross savings per pregnant woman tested (accounting for all costs except that of a $745 list price cost modeled for the PreTRM test);
•
a 10% reduction in neonatal intensive care admissions;
•
a 7% reduction in overall hospital length-of-stay; and
•
a 33% reduction in births at less than 32 weeks’ gestation.

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

Development Status. Using our proprietary biobanks and proteomics platform, we have discovered and verified biomarkers with superior time-to-birth predictive performance, as compared to current dating methods. We have developed the ability to determine more precisely how much time is remaining in a woman’s pregnancy based on her individual biology at the time of her blood draw. We are exploring the optimal commercialization strategy of a molecular time-to-birth predictor. A manuscript entitled: Clock Proteins Have the Potential to Improve Term Delivery Date Prediction: A Proof-of-Concept Study was published in the journal Life on February 3, 2025.

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

Objective for a Predictive Analytics Tool. We are working to develop a predictive analytics products that can be used in combination with our clinical tests, or on its own, as a tool to understand various features and conditions of pregnancy, for both the benefit of the mother and physician.

Development Status. We recently developed the LikeMineTM webapp. This product allows a user to input her health and demographic information, compares that information to large public and private databases, groups the user with a cohort of women with the same or similar health and demographic characteristics, and reports incidence levels of various pregnancy events and outcomes for that cohort at a greater level of specificity than nation-wide statistics. LikeMine is available on the internet as we conduct beta testing. This webapp was developed to provide useful information to women who are pregnant or considering becoming pregnant, and we believe it may help drive engagement with us, generate interest in our lab testing (including PreTRM testing), and potentially be a source of revenue.

Pregnancy Risk Prediction Panel

Condition. Up to 31% of pregnancies will develop a significant complication. Furthermore, traditional clinical risk factors miss two-thirds of these complications. The intended use of the pregnancy risk prediction panel is to identify those pregnancies at high risk of developing a significant complication, beyond spontaneous preterm birth, so they can be triaged to enhanced management and further assessment.

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

Other Potential Products

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

Postpartum Depression

Condition. There are hormonal, physiological and psychological changes that occur in women both during and after pregnancy. Postpartum depression is a severe form of clinical depression related to pregnancy and childbirth, affecting approximately 15% of women during the year following delivery of a child. By contrast, the “baby blues” is a transient, well-known phenomenon that typically resolves on its own. The annual U.S. economic burden of postpartum depression is estimated to be approximately $2.4 billion. We believe that a biomarker test for postpartum depression is another area where our platform can be beneficially applied. We believe that early identification of such pregnancies will enable a number of approaches that may prevent or mitigate the severity of this common condition, and that this information may also facilitate drug discovery.

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

Commercialization

Health care insurers characterize preterm birth as an exceptionally costly condition and develop data and models that underscore the economic impact of preterm births. Given the substantial economic benefits demonstrated by the use of the PreTRM test, we are pursuing reimbursement for the PreTRM test by integrated systems, institutional physician networks, self-insured employers, and major health insurance payers. Furthermore, we have an existing commercial collaboration agreement with Elevance Health that we believe could introduce PreTRM testing into its various health plans.

With the publication of results from the AVERT trial and anticipated publication of results from the PRIME study, we have entered a new phase of commercialization focused on driving clinician awareness, seeking early reimbursement, creating supporting evidence for guideline inclusion, accelerating PreTRM test adoption in the United States, and exploring international expansion.

Drive Clinician Awareness and Education with New Evidence

We plan to continue driving awareness by deploying online and in-person training and educational tools that demonstrate the unmet need surrounding preterm birth and how the clinically-proven PreTRM test-and-treat strategy can be a solution to this need. To date, our use of leading digital education platforms have shown strong effectiveness in reaching physicians as evidenced by an extremely high engagement rate.

Additionally, we expect to spread general awareness of our test and amplify awareness and education through public relations efforts and collaborating with advocacy groups to include our latest research and insights on benefits to the health of mothers and newborns.

Critically, we believe clinician awareness needs to include PreTRM test-and-treat implementation guidance and we intend to distribute the data for care protocols and outcomes from the implementation of the test-and-treat strategy in our clinical trials and real-world evidence trials, once available.

Finally, we will partner with professional societies to support physicians in seeking reimbursement for the intervention bundle used in our trials.

Partner with Early Adopter Payers for Reimbursement

We are pursuing reimbursement from commercial and public payers in those markets where the PreTRM test is already being used with support of clinical opinion leaders. We are also engaging with benefits design managers and employers directly to ensure we find innovators and early adopters in the market.

We will seek to publish our health economics data in a peer-reviewed journal and make our health economics model available for payers and health systems to model the potential impact of implementing the PreTRM test in their member population using varying assumptions such as the prevalence of preterm birth, the costs of the PreTRM test and accompanying interventions for those deemed at higher risk, and total costs of care for neonates who have complications due to preterm births, among other relevant factors in their markets.

Guidelines Development Support

Generating publications and scientific presentations based on new evidence from AVERT, PRIME, and additional studies is a core pillar in our efforts to establish the validity and utility of the PreTRM test in the community for guideline inclusion. We plan to work closely with maternal fetal medicine experts, payers and key opinion leaders to generate clear use cases, as well as peer-reviewed publications that illustrate our product performance claims and value proposition. We have worked and continue to work with more than 60 investigators worldwide.

We have launched efforts to broaden our PreTRM investigator and key opinion leader network with the Investigator-Initiated Research Program at the SMFM meeting in January 2025. This program will support investigators interested in researching the use of the PreTRM test and current and novel interventions to reduce health complications of preterm birth.

We believe that interventions which are effective in reducing health disparities are a priority for professional societies to evaluate. We will seek to publish the efficacy of the PreTRM test-and-treat strategy from our recently completed PRIME study and to continue real-world evidence studies to understand the impact of the PreTRM test in reducing health disparities.

Accelerate Test Adoption

Achieving broad-based adoption within each geographic area requires building a strong ecosystem of payer support for reimbursement, leading local key opinion leader championship to help educate physicians in the community, early adopter institutions choosing to implement the PreTRM test-and-treat strategy, building consumer awareness to reduce the time needed for physicians to educate mothers, and enabling access to care management delivery resources for physicians to be able to care for patients identified at higher risk of preterm birth.

The prevalence and economic burden of preterm birth varies dramatically across the United States For example, according to the March of Dimes report in 2024, Nevada and Louisiana, have nearly 50% higher preterm birth rates than the national average (15% versus 10.3% national average). We have begun expanding our commercial efforts and team to be available to partner with stakeholders in states with higher rates of preterm birth, where the need is greatest, to ensure effective communication and support to each stakeholder in those areas and to expand to additional states as adoption grows. This staged expansion allows us to build strong, locally-supported ecosystems and to drive adoption cost effectively, while maintaining national campaigns to educate clinicians that can scale with additional reimbursement agreements and institutional champions supporting our growth.

Medicaid pays for the costs of 43% of births in the United States Given the focus of public health agencies on improving maternal care and saving costs, we will pursue partnerships to measure and demonstrate the impact on the Medicaid population in each area we enter.

Accelerating adoption will include increasing the size of our commercial team, adding capabilities and staffing through additional investment in field and inside sales, marketing, clinical/medical, customer service, managed care and revenue cycle personnel. We anticipate that our sales team will promote our products with a targeted focus on OB/GYNs and maternal-fetal medicine providers in certain key markets and segments (e.g., integrated systems, large physician practices).

Full commercialization of clinical tests may also require the expansion of our market access team to secure contracts with commercial and governmental payers as adoption grows. Achievement of professional society recommendations will be a catalyst for further expansion of our commercial team and efforts to support broad-based adoption nationwide. Our multi-faceted digital marketing platform will support scaling consumer awareness and engagement.

Exploring International Expansion

We are also evaluating the expansion of our business internationally, with an initial focus on Europe. The prevalence of preterm birth, single-payer environments, and guidelines which already include components of our intervention bundle for preterm birth, make larger European markets an accessible opportunity for the PreTRM test.

We are actively preparing test manufacturing capabilities through partnerships with companies present in Europe and are working with opinion leaders and regulators to potentially bring the PreTRM test-and-treat solution to these markets.

Additionally, we may pursue other market expansions through partners who have expressed interest in commercializing PreTRM in their markets.

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

Under this agreement, we provided clinical laboratory services as requested by participating physicians and other health care professionals, and written reports to those physicians and professionals of the results of the services performed in accordance with the PRIME study. Elevance Health agreed to collaborate with us on the conduct of the PRIME study, and paid us a specified amount per test up to a specified maximum number of tests.

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

As of December 31, 2024, our intellectual property portfolio encompasses four issued U.S. patents, eight pending U.S. non-provisional patent applications, one international patent application under the Patent Cooperation Treaty (PCT), twenty-three granted foreign patents in Canada, Poland, Switzerland, China, France, Germany, Italy, Ireland, Japan, Spain, Russia, Australia, Israel, the United Kingdom, and seventeen member states of the European Union through a European patent with unitary effect, thirty-five pending foreign patent applications, and two U.S. provisional applications. Our owned patents and patent applications, if issued, are expected to expire between 2034 and 2045, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Within our intellectual property portfolio, we own three patent families that relate to our PreTRM test. The patent applications of the first patent family include composition claims directed to panels of biomarkers and corresponding method claims for determining probability for preterm birth, gestational age at birth or time to birth in a pregnant female. The first patent family includes a pending U.S. patent application, nine foreign patents granted in Australia, France, Germany, Italy, Ireland, Spain, Canada, Japan, and the United Kingdom, and five pending foreign patent applications in the EPO, China, Australia, Japan, and Canada. The granted patents and pending patent applications, if issued, are expected to expire in 2034, without taking into account maintenance, renewal, annuity, or other governmental fees. The patent applications of the second patent family include composition claims directed to compositions of biomarkers, panels of biomarkers, and corresponding method claims for determining probability for preterm birth in a pregnant female, and discloses methods for determining probability of gestational diabetes. The second patent family includes three issued U.S. patents, twelve foreign patents granted in Japan, Russia, Australia, China, Israel, Ireland, Poland, Spain, Switzerland, the United Kingdom, and seventeen member states of the European Union through a European patent with unitary effect, one pending U.S. patent application and ten pending foreign patent applications in the EPO, Canada, Australia, Japan, Hong Kong, Brazil, and China. The granted patents and pending patent applications, if issued, are expected to expire in 2036, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The patent applications of the third patent family include claims directed to antibodies and methods of using such antibodies for binding to specific biomarkers. The third patent family includes one pending U.S. application and six pending foreign patent applications in the EPO, Canada, Japan, Australia, Korea, and Brazil. The pending patent applications, if issued, are expected to expire in 2043, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

We also own granted patents and pending patent applications directed to other indications. One patent family relates to determining probability for preeclampsia in a pregnant female, and includes two granted patents in Australia and Canada, and five patent applications pending in the U.S., the EPO, Australia, Hong Kong, and Canada. The granted patent and pending patent applications, if issued, are expected to expire in 2034, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. Similarly, another related patent family is directed to biomarker panels and methods for predicting preeclampsia in a pregnant female. This includes four patent applications pending in the U.S., the EPO, Canada, and Japan. The pending patent applications, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. A third patent family relates to determining probability for preterm birth associated with preterm premature rupture of membranes in a pregnant female. It includes one pending U.S. patent application and three patent applications pending in Japan, Australia, and Israel. The pending patent applications, if issued, are expected to expire in 2037, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. A fourth patent family relates to determining the estimated due date for a pregnant female, and includes one granted patent in the U.S. and four patent applications pending in the U.S., the EPO, Canada and Australia. The pending patent applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. A fifth patent family relates to pairs of biomarkers, compositions, and methods for predicting the probability for preterm birth in a pregnant female. It includes two pending applications in the U.S. and Canada. Any patent applications from this patent family, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

We are also accredited by CAP. CMS has deemed CAP standards to be equal to or more stringent than CLIA regulations, and CAP is authorized to inspect the laboratories that it accredits on CMS’ behalf.

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

We also may become subject to regulation in foreign jurisdictions as we begin seeking to expand international utilization of our PreTRM test and any future tests we develop, and the jurisdictions in which we pursue operations adopt licensure requirements for U.S.-based clinical laboratories offering and providing diagnostic testing services to professionals located in those jurisdictions. Foreign licensure requirements could require review and modification of our tests in order to offer them in certain jurisdictions or could impose other limitations, such as restrictions on international data transfer or on the U.S. importation of human tissue specimens necessary for our Utah laboratory to perform our tests, that may limit our ability to make our tests available outside of the United States on a broader scale.

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

Federal Oversight of Laboratory Developed Tests

Our first commercial clinical diagnostics product, the PreTRM test, is an LDT that we process in our single CLIA-certified central laboratory. The Food and Drug Administration, or FDA, had historically exercised enforcement discretion to not enforce medical device regulatory requirements with respect to most tests developed, manufactured and performed within a single high-complexity CLIA-certified laboratory. In May 2024, FDA issued a final rule aimed at regulating LDTs under the current medical device framework and phasing out its existing enforcement discretion policy over several years, as discussed further below. Any changes in FDA’s approach to regulation of LDTs generally, or its approach to regulating the PreTRM test specifically, could adversely impact our business.

FDA Oversight of LDTs and In Vitro Diagnostics Devices

While clinical laboratory tests are regulated under CLIA, which is administered by CMS, as well as by applicable state laws, the FDA separately has jurisdiction over medical devices pursuant to its authority under the Food, Drug, and Cosmetic Act, or FD&C Act. In vitro diagnostic devices, or IVDs, intended for clinical purposes are a type of medical device under the FD&C Act and thus fall within the FDA’s jurisdiction, and the agency applies its authority under the FD&C Act to those IVDs, which include both test kits and specimen collection kits, that are manufactured, packaged, and distributed in interstate commerce. LDTs are considered to be a subset of IVDs that are designed, manufactured, and used within a single laboratory. The FDA regulates, among other matters, the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices, including IVDs, in the U.S. to ensure that such products on the domestic market are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices. Many of the instruments, reagents, kits or other consumable products used within our laboratory, as well as our recently developed whole-blood collection kit, are regulated as medical devices and therefore must comply with FDA quality system regulations and certain other device requirements. We have policies and procedures in place to ensure that we source such materials from suppliers that are in compliance with any applicable medical device regulatory requirements.

Although the FDA has statutory authority to ensure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA historically exercised enforcement discretion and generally did not enforce applicable provisions of the FD&C Act and regulations with respect to LDTs. Despite its exercise of enforcement discretion, there have been numerous proposals over the years to modify how LDTs may be brought into a harmonized paradigm for oversight by the FDA and CMS. As noted above, the FDA issued a final rule in May 2024 that is intended to regulate LDTs under the current medical device framework and to phase out the agency’s existing enforcement discretion policy for this category of diagnostic tests; the final rule became effective on July 5, 2024. The LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the 4-year mark, although FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests. The FDA’s final rule is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by health care providers. Importantly, under the agency’s transition plan, LDTs that were marketed prior to the official publication date of the final rule (May 6, 2024) are considered to be “currently marketed” tests. “Currently marketed” tests will become subject to many of the device regulatory controls but are exempted from the premarket review and FDA authorization requirements, unless or until significant modifications are made to such “currently marketed” tests. Similarly, FDA has created a partial enforcement discretion policy for tests approved by the NY DOH’s Clinical Laboratory Evaluation Program, whereby such tests also do not need to undergo FDA premarket review but must come into compliance with all other device general controls in a staggered fashion between 2025 and 2027.

Publication of the LDT final rule prompted the American Clinical Laboratory Association (ACLA) and one of its members, on May 29, 2024, as well as the Association for Molecular Pathology (AMP) and one of its members, on August 19, 2024, to file complaints against the FDA in the Eastern District of Texas and the Southern District of Texas, respectively. Both complaints allege that the agency does not have authority to promulgate the LDT final rule and seek to vacate the FDA’s action; the two cases were subsequently consolidated into a single action pending in the Eastern District of Texas. Arguments in the consolidated case took place on February 19, 2025 and the outcome of this ongoing litigation is uncertain at this time. Further, it remains possible that the Trump Administration may take steps to rescind or modify the LDT final rule in the future. Affected stakeholders also continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the FDA final rule, which may be disruptive to the industry and to patient access to certain diagnostic tests. However, this FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other IVDs, making unclear whether any legislative efforts would be successful going forward.

Under the FDA's LDT final rule and staggered implementation timeline, we would become subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements, and quality control requirements with respect to our currently marketed PreTRM test. Further, significant updates or modifications to the PreTRM test, as well as any other future LDTs we may develop, will become subject to more onerous regulation by the FDA, if and when the FDA begins to actively enforce its device premarket submission regulations with respect to LDTs, whether as a result of new legislative authority in the future or under the May 2024 LDT final rule. Depending upon the risk classification of each individual test, we may be required to obtain premarket clearance for future tests under Section 510(k) of the FDC Act or approval of a premarket approval application, or PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from 3 to 12 months, but it can take significantly longer, and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from 1 to 3 years or even longer, and approval is not guaranteed. A PMA typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. Any such process would likely be costly and time-consuming, and we cannot assure that significant modifications to PreTRM, or any new tests that we may develop in the future, will be authorized for marketing by the FDA in a timely or cost-effective manner, if at all.

Moreover, if the FDA were to disagree with our conclusion that the currently marketed PreTRM test falls within the scope of the agency’s existing LDT definition and enforcement discretion policies, and the agency thus asserts that the existing PreTRM test is subject to FDA’s medical device authorities and implementing regulations, the agency could require that we obtain premarket approval or another type of device premarket authorization in order for us to continue commercializing the PreTRM test. As part of this process, we may also be required to conduct additional clinical testing before applying for commercial marketing authorization. Clinical trials must be conducted in compliance with FDA regulations in order to support a marketing submission to the agency for a regulated product, or the FDA may take certain enforcement actions or reject the data. Performing additional, new clinical studies and trials in order to obtain product approval from the FDA, if necessary, would take a significant amount of time and would substantially delay our ability to commercialize the PreTRM test, all of which would adversely impact our business. In addition, the FD&C Act was recently amended to require sponsors of most clinical studies of investigational medical devices intended to support marketing authorization to develop and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. If the FDA objects to a sponsor’s diversity action plan, it may delay trial initiation or review of the device’s premarket submission.

The FDA enforces its medical device requirements by various means, including inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from an Untitled Letter or Warning Letter to more severe sanctions, such as: fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; and criminal prosecution. Failure to comply with any applicable FDA requirements could trigger a range of enforcement actions by the FDA, including warning letters, civil monetary penalties, fines, injunctions, criminal prosecution, consent decrees, repairs, replacements, refunds, recalls or seizures of products, operating restrictions, partial suspension or total shutdown of operations and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.

FDA Oversight of Software Products

In general, software that is intended for a medical purpose, whether it is included with a hardware device or is standalone software, is considered a medical device and subject to the same regulatory pathways as other medical devices when it meets the definition of a “device” codified in the FD&C Act. However, Congress amended the Act in 2016 to explicitly exclude from the device definition certain software functions, such as software to support healthcare facility administration, general wellness software, and electronic health records. The FDA has also published guidance for industry describing its approach to general wellness products, including software, which states that the agency does not intend to examine the regulatory compliance status of low-risk general wellness products, as long as they are intended to (i) maintain or encourage general health or healthy activity and do not make any claims relating to specific diseases or conditions, or (ii) encourage a healthy lifestyle to help reduce the risk or impact of or help the user live well with certain chronic diseases or conditions where there is an established connection between a healthy lifestyle and the disease or condition.

Based on its functionalities and offerings for consumers, our recently launched LikeMineTM webapp is not intended for a medical purpose and it also meets the applicable criteria to be considered a low-risk general wellness product. It is therefore not subject to medical device regulatory controls or FDA premarket authorization.

U.S. Advertising of Laboratory Services, LDTs and IVDs and Consumer Products

Our advertising for laboratory services and tests - as well as for nonmedical products such as our LikeMineTM webapp - is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission, or FTC, as well as similarly broad state laws.

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

Further, as a medical device under the FDA’s LDT Final Rule, our tests will become subject to the device labeling requirements that presently apply to other FDA-regulated IVD products, which prohibit the distribution of false or misleading labels or promotional labeling for such products. Enforcement actions by the FDA may include, among other things, the issuance of untitled or warning letters, injunctions, and civil or criminal penalties.

EU Regulation of Diagnostic Medical Devices

Medical devices, including IVD products, are subject to extensive regulation, such as premarket review, marketing authorization or certification, by regulatory agencies or notified bodies in other countries. Regulatory requirements and approval or certification processes are not harmonized and vary from one country to another, and international regulators and notified bodies are not bound by the findings of the FDA.

In the European Union in particular, where we are exploring introduction of PreTRM testing in the near future subject to regulatory authorizations and fully vetted partnerships, IVD products had historically been regulated under EU-Directive 98/79/EC (IVD Directive) and corresponding national provisions. The IVD Directive required that medical devices meet the essential requirements, including those relating to device safety and efficacy, set out in an annex of the Directive. According to the IVD Directive, EU Member States have presumed compliance with these essential requirements for devices that are in conformity with the relevant national standards transposing the harmonized standards, such as ISO 13485:2016, the quality system standard for medical device manufacturers.

IVD medical devices, other than devices for performance evaluation, must bear the CE marking of conformity when they are placed on the European market. The CE mark is a declaration by the manufacturer that the product meets all the appropriate provisions of the applicable legislation implementing the relevant European Directive. As a general rule, the manufacturer must follow the EU declaration of conformity procedure to obtain or apply a CE mark. The advertising and promotion of medical devices is also subject to general principles set forth by EU directives, which establish that devices that are CE marked may only be marketed and advertised in the EU in accordance with their intended purpose. Specific requirements defined at the EU Member State level may vary between jurisdictions and may limit or restrict a manufacturer’s promotional communications with healthcare professionals.

In May 2022, the Directive was replaced by the In Vitro Diagnostic Device Regulation, or IVDR, (EU) 2017/746. Unlike the IVD Directive, the IVDR has binding legal force throughout every Member State. The major goal of the IVDR was to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety. Under the IVDR as enacted by the European Commission, or EC, IVDs are subject to additional legal requirements. Among other things, the IVDR introduced a new risk-based classification system and requirements for conformity assessments. It also imposes additional requirements relating to post-market surveillance and submission of post-market performance follow-up reports. Under the IVDR and subsequent amendments, IVDs already certified under the IVD Directive by a Notified Body may remain on the market until December 31, 2027, and IVDs certified under the IVD Directive without the involvement of a Notified Body may be placed on, or remain in, the market for up to two additional years (until December 31, 2029) depending on the classification of the IVD. Nonetheless, the manufacturers of such devices must comply with specific requirements in the IVDR according to the timelines established, but ultimately, such products, as with all new IVDs, will have to undergo the IVDR’s conformity assessment procedures. Notified Bodies are entities accredited by an EU Member State to independently assess whether a product to be placed on the market meets certain preordained standards and that manufacturing facilities and records comply with applicable requirements such as International Organization for Standardization, or ISO, standards such as ISO 13485 and ISO 27001. Such international standards establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. The EC has designated thirteen (13) Notified Bodies to perform conformity assessments under the IVDR. MedTech Europe has issued guidance relating to the IVDR in several areas, e.g., clinical benefit, technical documentation, state of art, accessories, and EUDAMED.

The IVDR has introduced an enhanced level of EU regulatory oversight for diagnostic tests developed as LDTs, and our commercial clinical laboratory in Salt Lake City, Utah may be considered a health institution in the context of the IVDR if it begins to provide testing for EU citizens. We believe that LDTs produced outside of the EU and involving samples obtained from EU citizens must fully comply with the IVDR and accordingly, we are working towards ISO 13485 compliance and to prepare the PreTRM test for future conformity assessments by a designated Notified Body. We expect to engage in initial regulatory discussions with European authorities as well as potential collaboration partners in 2025.

Our tests also may become subject to other foreign premarket review, compliance, and regulatory approval regimes applicable to IVDs if we decide to expand and offer our services internationally beyond certain EU markets.

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

U.S. Federal Privacy and Security Laws

As a clinical laboratory, we are acting as a Covered Entity and are subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the federal Health Information Technology for Economic and Clinical Health Act, or HITECH, and the regulations promulgated thereunder. HIPAA established comprehensive federal standards for the privacy and security of health information. The HIPAA standards apply to health plans, health care clearing houses, and health care providers that conduct certain health care transactions electronically (Covered Entities), as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information. Title II of HIPAA, the Administrative Simplification Act, contains provisions that address the privacy and security of health data, the standardization of identifying numbers used in the health care system and the standardization of certain health care transactions. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures.

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

Additionally, a person who knowingly obtains or discloses protected health information in violation of HIPAA may face a criminal penalties, which increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use information for commercial advantage, personal gain or malicious harm. In January 2025, HHS issued a notice of proposed rule-making to significantly amend the HIPAA security regulations, which if finalized, could lead to additional expenses in implementing new security measures, policies and procedures in order to comply with the new regulations.

Further, submission of electronic health care claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH could result in delayed or denied payments. Any non-compliance with HIPAA and HITECH, and related penalties, could adversely impact our business.

State Privacy and Security Laws

The HIPAA privacy, security, and breach notification regulations establish a uniform federal "floor" but do not supersede state laws that are more stringent or that provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI, or insofar as such state laws apply to personal information that is broader in scope than PHI, as defined under HIPAA. In addition to federal enforcement, Covered Entities are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. HIPAA privacy, security, and breach notification regulations do not supersede state laws that are more stringent or provide individuals with greater privacy and security rights or greater access to their records and we are subject to enforcement by state regulatory authorities for failure to comply with more stringent state laws.

The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, several states, such as California, have implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act, or CMIA, imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California's patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages.

The California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, set forth a privacy framework for covered businesses by creating an expanded definition of personal information, establishing data privacy rights for California consumers and employees, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for businesses that violate the CCPA and/or fail to implement reasonable security procedures and practices to prevent data breaches. Although the CCPA does not directly apply to medical information covered by HIPAA or CMIA, certain other personal information that our business may collect and use, including through our direct-to-consumer PreTRM test or our LikeMine webapp, is within the scope of the CCPA and does not fall under the CCPA exception. Additionally, the CPRA provides the newly-established California Privacy Protection Agency, or CPPA, with the power to administer and enforce the CRPA and privacy rights in California. The CPPA has the power to levy fines and bring other enforcement actions and is in the process of implementing further regulations that could have operational impacts. In addition to California, 18 other states have passed similar privacy laws, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to employee information or other personal information that we collect. There are also several federal privacy proposals under consideration in Congress, and other states may introduce privacy legislation for consideration in 2025. These various privacy laws could impact our operations or that of our collaborators and business partners and impose new regulatory requirements and increase costs of compliance.

Regulation of Artificial Intelligence

As noted above, several states have laws governing uses and disclosures of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. More than thirty have also begun regulating the use of Artificial Intelligence, or AI, or are considering proposed legislation that would regulate AI. Generally, such regulations aim to protect individuals such as consumers, employees, and/or job applicants from bias, discrimination, and invasion of privacy and to promote transparency with respect to use of AI by companies. Additionally, in December 2023, the European Commission, the Council, and the Parliament agreed on the provisional rules that will comprise the European Union’s Artificial Intelligence Act, the AI Act. This comprehensive EU AI Regulation is broad in scope, defines high-risk AI activities, and seeks to prohibit certain AI uses. The AI Act will potentially regulate entities that intend to utilize AI applications in the European Commission. Anticipated range of fines for entities that are found to violate the AI Act may reach up to EUR 35 million or up to 7% of the Company’s total worldwide annual turnover for the preceding financial year, whichever is higher.

Foreign Privacy Laws

We will also be subject to foreign privacy laws in the jurisdictions in which we may introduce our PreTRM testing and collect patient samples. The interpretation, application, and interplay of consumer and health-related data protection laws in the United States, Europe, and elsewhere are often uncertain, contradictory, and in flux. For example, the General Data Protection Regulation, or GDPR, and Cybersecurity Directive applies to personal data in the European Union. These regulations introduced many changes to privacy and security in the European Union, including stricter rules on consent and security duties for critical industries, including for the health sector generally and for genetic data specifically. The interpretation of some rules continues to evolve in guidance from the main regulatory authority, the European Data Protection Board, and some requirements may be completed by national legislation. This makes it difficult to assess the impact of these foreign data protection laws on our business at this time.

More generally, foreign laws and interpretations governing data privacy and security are constantly evolving, and it is possible that laws may be interpreted and applied in a manner that is inconsistent with our current practices, in which case we could be subject to government-imposed fines or orders requiring that we change our practices. These fines can be very high. For instance, the GDPR provides for fines of up to approximately $22 million or 4% of a group’s worldwide annual turnover for certain infringements. In addition, privacy regulations differ widely from country to country and are enforced by individual country data protection authorities, which have power to enforce privacy regulations. Various data protection authorities have issued fines in the millions of euros for violations of privacy laws.

Other U.S. Federal and State Health Care Laws

A variety of state and federal laws prohibit fraud and abuse involving private insurers (as well as state and federal health care programs). These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, or DOJ, the Office of Inspector General for HHS, or OIG, and various state agencies. Sanctions for violations of these laws may result in a range of penalties, including but not limited to significant criminal and civil fines and penalties, and loss of licensure. Any such penalties would adversely affect our business.

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

The AKS has safe harbors and exceptions that protect certain conduct and arrangements that meet every element of the applicable safe harbor or exception. However, an arrangement that does not meet all elements of a safe harbor or exception does not necessarily violate the AKS. A facts-and-circumstances analysis of the arrangement or conduct at issue is necessary to determine whether a potential violation has occurred. Some states have their own kickback laws, and some apply to claims submitted to private insurers. Some of these statutes have their own safe harbor provisions or exceptions, or they may cross-reference the AKS safe harbors.

The penalties for violating federal or state AKS provisions can be severe. Possible sanctions include criminal and civil penalties (including penalties under the FCA or a state law equivalent), imprisonment, and possible exclusion from state or federal health care programs.

From time to time, the OIG has issued Special Fraud Alerts describing the agency’s view of how certain arrangements between laboratories and referring physicians implicate and potentially violate the AKS. For example, the OIG issued such Alerts in December 1994 and June 2014, and an Alert related to speaker programs issued in November 2020 also applies to the business of laboratories. These Special Fraud Alerts do not have the force of law but do provide insight into the agency’s potential enforcement priorities and its interpretation of the AKS as it relates to laboratories’ business practices. Similarly, state enforcement agencies may issue opinion letters or other guidance documents that describe their interpretation of how the state AKS applies to certain arrangements, and also provide insight into that agency’s enforcement priorities.

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

EKRA permits DOJ to issue regulations clarifying or expanding the statute’s exceptions, but such regulations have not yet been issued. Moreover, there is little guidance to indicate how and to what extent it will be applied and enforced by government agencies. The relationships between laboratories and physicians, sales representatives, hospitals, and customers may be subject to scrutiny under this statute. If imposed for any reason, sanctions under EKRA could have a negative effect on our business.

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

Because we develop our LDTs solely for use by or within our own laboratory, we believe we are exempt from these reporting requirements. We could, however, become subject to such reporting requirements under the terms of current CMS regulations if the FDA requires us to obtain premarket clearance or approval for our tests as medical devices (whether because the agency determines that one or more of the tests do not fall within the scope of the agency's existing LDT definition or because of its recently issued final rule to exercise authority over LDTs as medical devices) or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act. It is presently unknown how CMS will respond to the recently finalized FDA policy change to effectively render all LDTs medical device products under federal law, and whether or when it will assert that the Sunshine Act’s reporting requirements will begin to apply to the manufacturers of such LDTs. Given that litigation is ongoing between members of the clinical laboratory industry and FDA/HHS in relation to the May 2024 LDT final rule, it may be many months or even years before we have clarity on the applicability of state and federal Sunshine Act laws to our business. Certain states also require medical device manufacturers to maintain compliance programs and/or be licensed as manufacturers or distributors by a state professional board or health department. Because the FDA’s now-in-effect final rule renders a clinical laboratory like ours a “medical device manufacturer,” we have begun the process of evaluating whether and to what extent those kinds of medical device-specific state requirements may be applicable to our operations.

Other Potentially Applicable State Laws

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

Reimbursement and Billing

Coverage and Reimbursement

In the United States and markets in some other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from government health care programs, such as Medicare and Medicaid, and commercial insurers is critical to new product acceptance. Our ability to successfully commercialize our products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health care programs, commercial insurers and other third-party payers. Third-party payers, including managed care organizations, or MCOs, and other commercial insurers, decide which medical products and services they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by third-party payers is essential for most patients to be able to afford treatments. Sales of the PreTRM test or other clinical testing that we may develop will in large part depend, both domestically and abroad, on the extent to which the costs of our tests will be paid by MCOs or other commercial insurers, or reimbursed by government health care programs, and other third-party payers. If coverage and adequate reimbursement is not available, or is only partially available, we may not be able to successfully continue to commercialize our tests. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

Factors payers consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

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

Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS for clinical diagnostic laboratory tests, or CDLTs, that are not advanced diagnostic laboratory tests, or ADLTs. Most recently, on September 26, 2024, Section 221 of the Continuing Appropriations and Extensions Act, 2025, was passed, and it delayed data reporting requirement for CDLTs that are not ADLTs as well as the phase-in of payment reductions. The next data reporting period for CDLTs that are not ADLTs will be January 1, 2026 through March 31, 2026, and will be based on the original data collection period of January 1, 2019 through June 30, 2019. After this data reporting period, the three-year data reporting cycle for these tests will resume (e.g., 2028, 2031, etc.).

The same series of laws modified the phase-in of payment reductions resulting from private payer rate implementation so that a 0.0% reduction limit was applied for calendar years, or CYs, 2021 through 2024, as compared to the payment amounts for a test the preceding year. The Further Continuing Appropriations and Other Extensions Act, 2025, further applied a 0.0% reduction limit for CY 2025. Consequently, payment may not be reduced by more than 15% per year for CYs 2026 through 2028 as compared to the payment amounts established for a test the prior year.

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

Under the Trump Administration and the 119th Congress, there remains uncertainty around the future of the ACA and other health care legislation, and in particular the impact to reimbursement levels and the number of insured individuals. Further changes may lead to delay in the purchasing decisions of our customers.

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

Other Applicable Environmental, Health, And Safety Regulations

Our clinical laboratory and its operations are subject to numerous federal, state and local environmental, health and safety, or EHS, laws and regulations relating to, among other matters, safe working conditions, environmental protection and handling or disposition of products, including those governing the generation, storage, handling, use, transportation, release and disposal of hazardous or potentially hazardous materials, medical waste and infectious materials.

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

Human Capital

As of December 31, 2024, we had 64 employees, including 63 full-time employees. Our headquarters are located in Salt Lake City, Utah. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Inclusiveness

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

Information About Our Executive Officers and Directors

The following persons were our executive officers and directors as of March 14, 2025:

Name	Position
Executive Officers
Zhenya Lindgardt	President and Chief Executive Officer
Austin Aerts	Chief Financial Officer
John J. Boniface, Ph.D.	Chief Scientific Officer
Paul Kearney, Ph.D.	Chief Data Officer
Robert G. Harrison	Chief Information Officer
Benjamin G. Jackson	General Counsel
Directors
Jane F. Barlow, M.D.	Chief Executive Officer, Jane Barlow & Associates, LLC
Gregory C. Critchfield, M.D., M.S.	Co-Chief Executive Officer, EarlyDiagnostics, Inc., and Executive Chair, RefloDx, Inc.
Kim Kamdar, Ph.D.	Partner, Domain Associates, LLC
Sandra A.J. Lawrence	Independent Corporate Director
Mansoor Raza Mirza, M.D.	Chief Oncologist, the Copenhagen University Hospital, Denmark and Medical Director of the Nordic Society of Gynaecological Oncology
Joshua Phillips	Managing Partner, Catalyst Health Ventures
Ryan Trimble	Independent Corporate Director
Marcus Wilson, Pharm.D.	Independent Corporate Director

Available Information

Our website address is www.seraprognostics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investors.seraprognostics.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, the section of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before investing in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment.

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
•
We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials, as well as for our recently developed whole-blood collection kit, and may not be able to find replacements or immediately transition to alternative suppliers on a cost-effective basis, or at all.
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
•
If third-party payers do not adequately reimburse for the PreTRM test or any new products we may develop, such may not be purchased or used, which may adversely affect our revenue and profits.
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

We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans and the sale and issuance of Class A common stock in our initial public offering, or the IPO, which was completed in July 2021. Our net loss for the years ended December 31, 2024 and 2023 was $32.9 million and $36.2 million, respectively. As of December 31, 2024, we had an accumulated deficit of $279.8 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop and commercialize new products and services.

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

We currently receive and expect to continue to receive substantially all of our revenues from the sales of the PreTRM test in the near term. We intend to establish reimbursement for the PreTRM test by collaborating with payers to perform rigorous analysis to demonstrate the health and economic benefits of our biomarker tests within their own network using customized inputs based on the plan’s patient population. We plan to leverage early payer reimbursement decisions to obtain widespread commercial coverage of the PreTRM test from many regional and national plans and medical groups with doctors ordering the PreTRM test. We are also evaluating the expansion of our business internationally, with an initial focus on Europe. If we are unable to execute on this commercial strategy and increase our revenues from the sale of the PreTRM test, our business may be materially adversely impacted. Our ability to increase sales of the PreTRM test and establish greater levels of adoption and reimbursement for the PreTRM test is uncertain for many reasons, including, among others:

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

To the extent that we decide to market our products and services outside the United States, including but not limited to jurisdictions in the European Union, our business will be subject to the risks associated with doing business outside the United States, including an increase in our expenses and diversion of our management’s attention from the development of future products and services. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

•
multiple, conflicting and changing laws and regulations such as data privacy, information security, and data use regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, anti-corruption laws, regulatory requirements applicable to clinical laboratories and to IVD products, reimbursement or payer regimes and other governmental approvals, permits and licenses;
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
•
logistics and regulations associated with the international shipment of patient specimens, including infrastructure conditions, licensure requirements and transportation delays;
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

We expect to depend on collaborators, partners, licensees, and other third parties to support our test development and validation efforts, to deliver needed supplies, and to transport patient specimens both domestically and internationally, among other things. Any problems we experience with any of these third parties could delay the development, validation, commercialization, and performance of our testing, which could harm our results of operations.

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

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials, as well as for our recently developed whole-blood collection kit, and may not be able to find replacements or immediately transition to alternative suppliers on a cost-effective basis, or at all.

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

In addition, our Sera-branded specimen collection kits are produced by a third-party supplier. If demand for the kit increases significantly, we will need to either expand production capabilities through our existing third-party manufacturer or outsource to other manufacturers. If our third-party supplier fails to manufacture and deliver the collection kit in a timely manner for any reason, including as a result of supply chain failures, or they are unable to fulfil our orders due to regulatory non-compliance or other quality-related issues, our future relationships with our customers could be seriously harmed. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to increase the production of the recently developed collection kit or that we may be able to increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot have the collection kit manufactured consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to continue performing tests and generating revenues.

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

Risks associated with any operations outside of the United States and developments in international trade by the U.S. and foreign governments could adversely affect our business.

We may establish operations or develop material partnerships outside the United States, and such operations or partnerships may become material to our business. Therefore, we may become subject to risks related to operating in foreign countries, which include unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements; other laws and regulatory requirements to which our business activities abroad may be subject, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; changes in the political or economic condition of a specific country or region, including Russia’s invasion of Ukraine, the conflict in the Middle East, and the potential for a wider European or global conflict; fluctuations in the value of foreign currency versus the U.S. dollar; volatility in inflation and interest rates; our ability to deploy overseas funds in an efficient manner; tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), and other trade barriers; global instability from an outbreak of pandemic or contagious disease; difficulties in attracting and retaining qualified personnel; and cultural differences in the conduct of business. For example, given developments related to international trade over the past few years, unexpected changes in tariffs could adversely affect our cost of goods sold and/or the foreign sales of our product candidates. Changes impacting our ability to conduct business outside of the United States, or changes to the regulatory regime applicable to our operations in countries outside of the United States (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.

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

Public health threats, such as pandemics or epidemics, could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future public health threats in regions where we, or third parties on which we rely, have significant business operations.

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

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2024, we had federal NOL carryforwards of approximately $239.6 million, of which, $70.3 million, if not utilized, begin to expire in 2028. Approximately $169.3 million of these federal NOLs can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”

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

An inflationary environment and unstable global economic and geopolitical conditions could materially adversely impact our business and results of operations.

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

Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the United States imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the United States and China, but also between the United States and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Inadequate funding for the FDA, the SEC and other government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA or other governmental agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown or slowdown occurs, it could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In the United States, CMS, an agency within HHS, and its Medicare Administrative Contractors make decisions regarding Medicare coverage for new tests. Other third-party payers, including commercial insurers, often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and both CMS and certain commercial insurers may have sufficient market power to demand significant price reductions.

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

Under the Trump Administration and the 119th Congress, there remains uncertainty around the future of the ACA and other health care legislation, and in particular the impact to reimbursement levels and the number of insured individuals. Future changes may lead to delay in the purchasing decisions of our customers.

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

Many of the sequencing instruments, reagents, kits, and other consumable products used to collect samples or perform our testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale as analyte specific reagents, or ASRs, or for research use only, or RUO. ASRs are medical devices and must comply with FDA quality system requirements provisions and other device requirements, but most are exempt from premarket review by the FDA as an in vitro diagnostic product. Products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including the approval or clearance and other product quality requirements for medical devices. A product labeled RUO but which is actually intended for clinical diagnostic use, such as a test reagent or part of a blood collection kit, may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug and Cosmetic Act, or the FD&C Act, and subject to FDA enforcement action. The FDA has said that when determining the intended use of a product labeled RUO, it will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with a supplier’s or lab's assessment that the supplier’s products are RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against the supplier or the lab, including requiring the supplier to cease offering the product to the lab, or requiring the lab to cease distributing the supplier's product, while it seeks appropriate marketing authorization from FDA. Suppliers of ASRs and RUO products that we employ in our tests may cease selling their respective products, or we may need to cease distributing them for use in our testing, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

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

We have obtained licenses from states where we believe we are required to be licensed. From time to time, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from those states, and it is possible that other states do have such requirements or will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we expect to seek to comply with such requirements. However, there is no assurance that we will be able to obtain any such required license for the particular state. We also may become subject to regulation in foreign jurisdictions as we seek to expand international utilization of our PreTRM test if jurisdictions in which we pursue operations have licensure requirements for U.S.-based clinical laboratories offering and providing diagnostic testing services to professionals located in those jurisdictions. Foreign licensure requirements could require review and modification of our tests in order to offer them in certain jurisdictions or could impose other limitations that may limit our ability to make our tests more widely available outside the United States. Complying with licensure requirements, if applicable, in new jurisdictions may be expensive and time-consuming.

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

We launched the PreTRM test as an LDT and may in the future develop other tests that would be considered to be LDTs. Although historically the FDA applied a policy of enforcement discretion with respect to LDTs whereby the agency did not generally actively enforce the IVD medical device regulatory requirements for such tests, in May 2024, the FDA issued a final rule aimed at regulating LDTs under the current medical device framework and phasing out its current enforcement discretion policy for this category of diagnostic tests over several years. This FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other in vitro diagnostic tests, as discussed further below. The effective date of the agency's rule was July 5, 2024.

FDA’s final rule provides that the LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the 4-year mark, although the FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests. The FDA’s final rule is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by health care providers. Importantly, under the agency’s transition plan, LDTs that were marketed prior to the official publication date of the final rule (May 6, 2024) are considered to be "currently marketed" tests. “Currently marketed” tests are subject to many of the device regulatory controls but are exempted from the premarket review and FDA authorization requirements, unless or until significant modifications are made to such “currently marketed” tests. Similarly, FDA has created a partial enforcement discretion policy for tests approved by the NY DOH’s Clinical Laboratory Evaluation Program whereby such tests also do not need to undergo FDA premarket review but must come into compliance with all other device general controls in a staggered fashion between 2025 and 2027.

We have begun the process of evaluating the final rule’s potential impact on our PreTRM tests, our operations, and our business more generally and are preparing to be in compliance with the Stage 1 obligations of the final rule that come into effect in May 2025.

On May 29, 2024, the American Clinical Laboratory Association (ACLA) and one of its members filed a complaint against the FDA in the Eastern District of Texas, alleging that the agency does not have authority to promulgate the LDT final rule and seeking to vacate the FDA’s action. A second lawsuit was also filed against FDA by the Association for Molecular Pathology (AMP) on August 19, 2024 in the Southern District of Texas, and subsequently the two cases were consolidated into a single action pending in the Eastern District of Texas. Arguments in the consolidated case took place on February 19, 2025 and the outcome of this ongoing litigation is uncertain at this time. Further, it remains possible that the Trump Administration may take steps to rescind or modify the LDT final rule in the future.

Affected stakeholders also continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the FDA final rule, which may be disruptive to the industry and to patient access to certain diagnostic tests. However, it is unclear whether any future legislative efforts would be successful going forward.

Under the FDA’s LDT final rule and stagged implementation timeline, we will become subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements, and quality control requirements with respect to our currently marketed PreTRM test. Further, our next version of the PreTRM term, as well as any other future LDTs we may develop, will become subject to more onerous regulation by the FDA, if and when the FDA begins to actively enforce its device premarket submission regulations with respect to LDTs, whether as a result of new legislative authority in the future or under the May 2024 LDT final rule. Depending upon the risk classification of each individual test, we may be required to obtain premarket clearance for future tests under Section 510(k) of the FDC Act or approval of a premarket approval application, or PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from 3 to 12 months, but it can take significantly longer, and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from 1 to 3 years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. Any such process would likely be costly and time-consuming, and we cannot assure that the next version of PreTRM, or any new tests that we may develop future, will be authorized for marketing by the FDA in a timely or cost-effective manner, if at all.

Moreover, if the FDA were to disagree with our conclusion that the currently marketed PreTRM test falls within the scope of the agency’s existing LDT definition and enforcement discretion policies, and the agency thus asserts that the existing PreTRM test is subject to FDA’s medical device authorities and implementing regulations, the agency could require that we obtain premarket approval or another type of device premarket authorization in order for us to continue commercializing the PreTRM test. As part of this process, we may be required to conduct additional clinical testing before applying for commercial marketing authorization. Clinical trials must be conducted in compliance with FDA regulations in order to support a marketing submission to the agency for a regulated product, or the FDA may take certain enforcement actions or reject the data. Performing additional, new clinical studies and trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize the PreTRM test, any or all of which would adversely impact our business. Any such clinical trial may need to comply with recent amendments to the FD&C Act requiring sponsors of most clinical studies of investigational devices to develop and submit a diversity action plan to the FDA. If we were to be required to develop a diversity action plan for any future clinical trial, such an obligation could result in further costs and potentially delay our ability to begin such a clinical trial.

The outcome and ultimate impact on our business of any changes to the federal government’s regulation of LDTs is difficult to predict. Increased regulation of our LDTs under the FDA's final rule is expected to result in increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions and other civil and criminal sanctions, which could have a material and adverse effect upon our business, operating results, and financial condition. In addition, at this time it is unclear what testing and data may be required to support any required FDA clearance or approval of our tests, should the final rule be fully implemented as envisioned by FDA and HHS following resolution of any pending or future litigation.

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

If the FDA decides to require that we obtain any form or type of premarket authorization in order for us to commercialize our current PreTRM test or any future tests developed as LDTs, whether as a result of new legislative authority or following finalization and implementation of the May 2024 final rule or based on its determination that the PreTRM test does not meet the definition of an LDT, we may be required to conduct additional clinical testing before submitting a regulatory submission for commercial marketing authorization. Clinical trials to support marketing authorization from the FDA must be conducted in compliance with various regulatory requirements, including investigational device exemption regulations and good clinical practices, or else the FDA may take certain enforcement actions or reject the data. Such clinical trials may take several years to design and conduct, and they are often expensive and resource-driven.

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

The Federal Trade Commission and/or state enforcement or regulatory agencies may object to the methods and materials we use to promote our tests, our services and our nonmedical products and initiate enforcement against us, which could adversely affect our business and financial condition.

The Federal Trade Commission, or FTC, and/or state enforcement or regulatory agencies (including but not limited to the offices of state attorneys general) may object to the materials and methods we use to promote our current tests or other LDTs we may develop in the future, including with respect to the product claims in our promotional materials, as well as our testing services and nonmedical products such as our recently developed LikeMineTM webapp, and may initiate enforcement actions against us. Enforcement actions by the FTC may include, among others, injunctions, civil penalties, and equitable monetary relief. Recently the FTC has become more active in its scrutiny of health claims used in advertising goods and services, including through its publication of a sweeping “health products compliance guidance” document in December 2022.

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

As our operations and business grow, including for example in connection with the launch of the LikeMineTM webapp, we may become subject to or affected by new or additional privacy and security laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA requires organizations like ours to develop and implement policies and procedures with respect to information that is protected under HIPAA, called protected health information, or PHI, that is created, used or disclosed in connection with our services, including the adoption of administrative, physical, and technical safeguards to protect such information.

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

In addition, California voters also approved a new privacy law, the California Privacy Rights Act, or CPRA, on November 3, 2020 which went into effect in January 2023 with enforcement commencing in July 2023. CPRA modifies the CCPA significantly, resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. The CPRA imposes additional obligations on companies covered by the legislation and expands consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new regulatory entity, the California Privacy Protection Agency, which is vested with authority to implement and enforce the CCPA and the CPRA. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. A number of other U.S. states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Montana, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia have proposed or enacted comprehensive privacy laws, and additional states are likely to follow.

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

In the ordinary course of our business, we collect and store sensitive data, including PHI (such as patient medical records, including test results), and other personally identifiable information. We also store business and financial information, intellectual property, research and development information, trade secrets, and other proprietary and business critical information, including that of our employees, customers, payers and collaboration partners. We manage and maintain our data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store critical information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider and other service providers, may be vulnerable to attacks by hackers, viruses, disruptions and breaches due to employee error or malfeasance.

A security breach or privacy violation that leads to unauthorized access, disclosure or modification of, or prevents access to, patient information, including PHI, or other personally identifiable information, could implicate state and federal breach notification laws, subject us to fines and mandatory corrective action and require us to verify the correctness of, or to reconstruct, database contents. Such a breach or violation also could result in legal claims or proceedings brought by a private party or a governmental authority, liability under laws and regulations that protect the privacy of personal information, such as HIPAA and laws and regulations of various U.S. states, as well as penalties imposed by the Payment Card Industry Security Standards Council for violations of the Payment Card Industry Data Security Standards. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, we may suffer loss of reputation, financial loss, and civil or criminal fines or other penalties. In addition, these breaches and other forms of inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with privacy, confidentiality, cybersecurity or similar obligations, or any cybersecurity incidents or other security breaches that result in the accidental, unlawful, or unauthorized access to, use of, release of, or transfer of sensitive information, including personally identifiable information, or PHI, may result in negative publicity, harm to our reputation, governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties, including class action lawsuits, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. While we have implemented cybersecurity measures intended to protect our information, data, information technology systems, applications and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or cybersecurity incidents or that these measures will be satisfactory to regulatory authorities in the event of an audit, investigation or complaint.

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

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets, and other sensitive data (collectively, sensitive information). We have implemented a variety of security measures designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party service providers and suppliers, and consultants. These systems are potentially vulnerable to breakdown or other damage or interruption from system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as cybersecurity incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or unauthorized dissemination of, or damage to, our data.

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

If we, or a third party upon whom we rely, experience a cybersecurity incident or are perceived to have experienced a cybersecurity incident, we may experience adverse consequences, such as government enforcement actions. For example, we may face investigations, fines, penalties, audits, and inspections; additional reporting requirements and/or oversight; restrictions on processing sensitive information, including personal identifiable information or PHI; litigation, including class claims; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations, including availability of data; financial loss; and other similar harms. Cybersecurity incidents and attendant consequences may cause stakeholders, including investors and potential customers to stop supporting our platform, products and services, deter new customers from products and services, and negatively impact our ability to grow and operate our business.

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

Issues in the development and use of artificial intelligence, combined with an uncertain and evolving regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Additionally, our vendors and suppliers may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, which may inhibit our or our vendors’ and suppliers’ ability to maintain an adequate level of service and experience. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the European Union’s Artificial Intelligence Act, or the AI Act, is the world’s first comprehensive law regulating the development and use of artificial intelligence—entered into force on August 1, 2024 and, with some exceptions, will become fully effective from August 2, 2026. The AI Act regulates artificial intelligence systems based on risk level, has extraterritorial reach in certain circumstances, and imposes obligations on providers, manufacturers, importers, distributors, and deployers of artificial intelligence systems. The AI Act also prohibits certain uses of artificial intelligence. If we develop or use artificial intelligence systems that are governed by the AI Act, we may be required to ensure higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.

If we, our vendors, our suppliers, or our third-party partners experience an actual or perceived breach of privacy or other cybersecurity incident because of the use of generative artificial intelligence, we may lose valuable intellectual property, personal information, and confidential information, and our reputation and the public perception of the effectiveness of our privacy and security measures could be harmed. These events could also result in obligations pursuant to, and subject us to liability under, applicable laws and contracts that we have entered into. Further, bad actors around the world are using increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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
•
FDA laws and regulations, including but not limited to requirements for offering LDTs following the July 2024 effective date of the agency's LDT final rule.
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
•
The federal Civil Monetary Penalties Law, or CMP Law, which, unless an exception applies, prohibits, among other things, (1) the offering or transfer of remuneration to a beneficiary of Medicare or a state health care program, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. Violations of the CMP Law may result in the imposition of civil monetary penalties, as well as damages and possible exclusion from participation in state and federal health care programs.
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
•
State data privacy and security laws, which may be more stringent than HIPAA. For example, the CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of certain entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CCPA is expected to increase data breach litigation and may increase our compliance costs and potential liability. Many similar laws have been proposed at the federal level and in at least 18 other states; in the event that we are subject to or affected by any such privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
•
Federal, state, and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste, and biohazardous waste and workplace safety for health care employees.
•
Laws and regulations relating to health and safety, labor and employment, public reporting, taxation, and other areas applicable to businesses generally. All such laws are subject to change. For example, significant changes to the taxation of business entities were enacted in December 2017.
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

Many physicians are exploring alternative ways to deliver care to their patients, including purchasing testing services from a laboratory and, in turn, selling these services directly to the patient. Such arrangements can be compliant, depending on the state in which the lab and physician are located and the specifics of the arrangement. At the same time, a shifting landscape in the health care laws discussed below may present unexpected challenges to some such arrangements.

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

The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

We are an emerging growth company, or EGC, as defined in the JOBS Act. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or SOX, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this Annual Report. In particular, we have not included all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our Class A common stock less attractive if we rely on certain or all of these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

Substantially all of our shares of Class A common stock and Class B common stock are eligible for public sale, if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline.

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

As management continues to work with outside counsel to adopt formal training procedures to periodically educate the Company’s officers as to the Company’s SEC reporting responsibilities, our principal executive and principal financial officers have concluded that we had effective disclosure controls and procedures as of December 31, 2024. However, we cannot provide assurance that we will not have further lapses in our disclosure controls and procedures, which could result in our failure to provide accurate and timely disclosure to our investors.

We expect to continue incurring significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we expect to continue incurring significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, SOX, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of SOX, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act concerning areas such as “say on pay” and proxy access. EGCs are permitted to implement many of these requirements over a longer period, which may be up to five years from the pricing of our IPO. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity

We recognize the critical importance of maintaining the trust and confidence of stakeholders toward our business and are committed to protecting the confidentiality, integrity, and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, or NIST, and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive approach that is focused on preserving the confidentiality, security, and availability of the information that we collect and store by monitoring, identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy; Effect of Risk

Like all companies we face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including third-party real-time risk assessments of cyber assets and mitigation of security risks, data loss prevention, regular air-gapped backups, continuous monitoring and threat response, next generation firewall systems, and security information and event management. As discussed in more detail under “Cybersecurity Governance” below, our audit committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Information Officer.

We also identify our cybersecurity threat risks by comparing our processes to standards set by NIST. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

•
monitor emerging data protection best practices and laws and implement changes to our processes that are designed to comply with such;
•
annual HIPAA security and privacy risk assessments performed with third party provider, as well as annual HIPAA compliance audits;
•
through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care, and to maintain applicable compliance standards;
•
employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including next generation firewall systems, endpoint detection and response, data loss prevention, regular air-gapped backups, and security information and event management, which are evaluated and improved through third-party real-time risk assessments and mitigation of security risks;
•
provide regular, mandatory training for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools, information and education to recognize and address cybersecurity threats;
•
conduct regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;
•
leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident;
•
carry and maintain information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident; and

•
document internal policies and procedures for cybersecurity incident response and recovery.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to prepare for the incident, while complying with potentially applicable legal obligations and mitigate damage to our business and reputation.

Our policies and processes also address cybersecurity threat risks associated with our use of third-party service providers. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform due diligence on third parties that have access to our data to ensure they have adequate cybersecurity safeguards in place and continually monitor cybersecurity threat risks identified through such due diligence.

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

Item 2. Properties

Our corporate headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of approximately 24,300 square feet of building space in Salt Lake City dedicated to research and development, administration and our CLIA-certified laboratory. The lease on our existing Salt Lake City facility expires on December 31, 2025 and we have had an option to terminate the lease under certain circumstances after July 1, 2024.

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

Holders of Record

As of March 14, 2025, we had 90 stockholders of record of our Class A common stock. Stockholders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies. As of March 14, 2025, we had two stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and growth of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Unregistered Sales of Securities and Use of Proceeds

On September 10 2024, we issued 53,827 shares of our Class A common stock to Blue Ox Healthcare Partners, LLC to fulfill our contractual obligations related to the development of strategies for insurance coverage of the PreTRM test. The shares were valued at $7.55 per share.

All shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as we did not engage in any general solicitation or advertising. The recipient of the shares was an accredited investor (as defined in Rule 501(a) of Regulation D) and represented its intention to acquire the shares for investment purposes only, and not with a view to, or for sale in connection with, any distribution thereof. The recipient received, or had, through its relationship with us, adequate access to information about us. Appropriate legends were affixed to the certificates evidencing the shares issued in this transaction. No underwriter participated in the offer and sale of these shares, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

Issuer Purchases of Equity Securities

None.

Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview

We are a women’s health company utilizing our proprietary proteomics and bioinformatics platform, and significant data resources, to improve maternal and neonatal health by discovering, developing, and commercializing blood-based biomarker tests and predictive analytic products and services. Our vision is to deliver pivotal and actionable information to pregnant women, their physicians, and health care payers to significantly enhance a mother’s pregnancy journey, improve maternal and neonatal health, and reduce health care costs. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing, data, and economic analysis enables us to provide physicians and expectant mothers with personally insightful, clinically meaningful, and economically impactful information designed to improve the pregnancy experience and outcomes for mothers and babies.

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

Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes utilizing results derived from past and future clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients, illustrating these benefits to health care providers and insurance payers, and providing convenient access to the test through streamlined specimen collection options. Clinical trials conducted to date include the Prediction and Prevention of Preterm Birth, or the PREVENT-PTB Study, Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL, and the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs study, or the PRIME study.

Recent Developments

In July 2024, we announced the publication of the positive results from the AVERT PRETERM TRIAL in Diagnostics, an international, peer-reviewed, open access journal on medical diagnosis. Diagnostics highlighted this study on the cover of the July issue. Notable results indicated an 18% reduction in severe neonatal morbidity and mortality. Additionally, there was a 7-day reduction in the mean neonatal hospital length of stay among neonates with the longest stays. The trial also showed an increase in the average gestational age at birth before 32 weeks by 2.48 weeks. Furthermore, there was a 28-day reduction in the neonatal length of hospital stay for babies born before 32 weeks’ gestation, significantly reducing the time spent in the hospital for those at risk of the earliest delivery. Significant reductions in neonatal morbidity and mortality were also reported, as well as hospital and NICU lengths of stay, in the entire intent-to-treat population. The test-and-treat strategy was linked to decreased odds of preterm birth and spontaneous preterm birth at various gestational ages.

In January 2025, key results of the PRIME study were presented at the Society for Maternal Fetal Medicine’s 2025 SMFM Pregnancy Meeting, and an abstract of primary endpoint data was made public in the Pregnancy Journal. Notable results from the PRIME study showed the primary endpoints being met in the prespecified modified intent-to-treat population (mITT), indicating a 25% reduction in neonatal morbidity and mortality, and an 18% reduction in neonatal hospital length of stay for the approximately 10% of babies who stay beyond the standard number days for routine deliveries. The mITT population excluded any participants at high-risk by the test that didn't receive the treatment bundle. It therefore focuses on treatment efficacy. In contrast, a more conservative intent-to-treat analysis (ITT) is often used to assess more real-world benefit of a technology. The ITT analysis, inclusive of subjects who declined treatment, indicated a 20% reduction in neonatal morbidity and mortality, and a 20% reduction in NICU admissions. We are currently seeking publication of full PRIME data, which includes these and other study results, in a highly respected, peer-reviewed journal, and we expect to generate additional publications on exploratory analyses and economic benefits in the coming months.

The PRIME study includes the same Primary and Secondary outcomes as the AVERT PRETERM TRIAL. When performing a meta-analysis of data from the two studies, we can demonstrate pooled effect sizes showing a 22% decreased risk of prolonged hospital stay and 22% reduction in neonatal morbidity and mortality. This powerful evidence from our studies makes a compelling case for a strategy where using the PreTRM test to identify higher-risk pregnancies, not currently identifiable by standard care, and applying widely accepted interventions, can result in prolonged gestation. When babies who were destined for premature delivery remain in utero longer, the result is that the more mature babies with improved health require shorter hospital/NICU stays. We believe the substantial health benefits of this model translate very favorably to health economic savings, creating a powerful value proposition to insurance payers. Data from these studies suggests that the number of patients needed to screen (NNS) to save a NICU admission is 41, and to save a NICU day is only about 3-4. To put this in context, standard of care for short cervix, which utilizes transvaginal ultrasound plus progesterone treatments, has an NNS to save a NICU admission of 150.

Beyond demonstration of clinical efficacy, we look forward to studying the effectiveness and implementation of the PreTRM test in a real-world setting. Our real-world evidence implementation programs, targeting to expand PreTRM clinical utility data and replicate randomized controlled trial evidence in the real world, have been developed for study launches anticipated in early 2025.

We believe market adoption by both health care providers and payers should be aided by the publications of our AVERT PRETERM TRIAL, PRIME study, and forthcoming real-world evidence studies. We believe that all data expected to be published in coming months and years, together with our current body of evidence, will continue to demonstrate the clinical and economic utility of using our test.

We are actively discovering and developing additional biomarker and predictive analytics tests to predict other specific major conditions of pregnancy. We believe these tests have the potential to offer significant health benefits to women and their babies. Among other products, we are developing a test designed to provide a more accurate estimate of the delivery date for expectant mothers for the purposes of planning maternity leave, required support, travel arrangements, and related considerations.

Our operations are headquartered in Salt Lake City, Utah, including a CLIA-certified laboratory. Since our inception, we have devoted the majority of our efforts and resources to performing research and development, acquiring product rights, raising capital, establishing facilities, conducting clinical trials, and establishing commercial operations to develop and commercialize our testing and analytics products, primarily the PreTRM test. We have largely funded our operations with proceeds from the sale and issuance of convertible preferred stock, debt financings, bank loans, and the sale and issuance of Class A common stock in our initial public offering, or IPO, which was completed in July 2021. In February 2025, we completed an underwritten public offering, or the February 2025 Offering, in which we issued and sold shares of Class A common stock and pre-funded warrants to purchase shares of Class A common stock, including shares of Class A common stock issued upon exercise of the underwriters' option to purchase additional shares in full, receiving aggregate gross proceeds of approximately $57.5 million before deducting underwriting discounts and commissions and other offering expenses.

We have incurred significant operating losses since inception. Our net losses were $32.9 million and $36.2 million for the years ended December 31, 2024 and 2023, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.

We significantly reduced our annual operating expenses across all aspects of our business over the past 18 months and will continue to prudently monitor our operating expense levels. We believe our cash runway is sufficient to enable us to operate through 2028 based on our existing operating plans. We will continue to evaluate the allocation of our resources as we focus our efforts to accelerate the market adoption of our PreTRM test and the development and launch of additional pipeline products and services.

We will continue to pursue contracts with private and governmental payers and health systems with positive data from the PREVENT-PTB study, the AVERT PRETERM TRIAL, and now the PRIME study, along with real-world evidence studies and other data we plan to generate, and we believe these efforts may eventually result in material revenues. However, if we are unable to secure payer contracts and generate significant market adoption by providers resulting in significant revenues, or if we fail to develop and successfully market our additional tests that generate additional revenues, we may be required to delay, scale back or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.

Factors Affecting Our Performance

We believe there are several important factors that have impacted, and that we expect will continue to impact, our operating performance and results of operations, including:

•
our ability to further increase the use and adoption of the PreTRM test;
•
our ability to develop and successfully commercialize new products and services in the future;
•
the continued development of the market for proteomics and bioinformatics;
•
our ability to secure payer and health system contracts that result in significant revenues or to access additional funds;
•
raising substantial additional capital to continue operations and execute on our business plan, until such time as we can generate significant revenue from the sales of our products, if ever;
•
obtaining and maintaining intellectual property protection for our technology and products; and
•
other factors described in the “Risk Factors” section and elsewhere in this Annual Report.

Key Components of Our Results of Operations

Revenues

Substantially all of our revenue in the near term is expected to come from sales of the PreTRM test. We expect to derive future revenues from PreTRM and other pipeline tests. As we continue to engage with payers and health systems using our latest evidence, we aim to close additional contracts which are expected to eventually result in additional revenues when health care providers order the PreTRM test. We believe market adoption by both health care providers and payers could be aided by the recent publication of the AVERT PRETERM TRIAL results, the future publication of positive PRIME study data, and other evidence generated within the next few years. We believe accessibility of the test for patients could be improved by our recent developments in simplified specimen collection methods, and enhanced awareness and engagement with patients, including our PreTRM website which allows patients to access the test directly. Revenue from our other pipeline products and services is expected to be dependent on our ability to successfully market them to patients, providers, payers, and, in most cases, a combination of the three.

Operating Expenses

Cost of Revenue

Cost of revenue reflects the aggregate costs incurred in delivering products to customers (e.g., proteomic testing results to clinicians) and includes expenses related to third-party specimen collection and shipping costs, as well as our lab personnel, materials and supplies, equipment, and infrastructure expenses associated with clinical testing, and allocated overhead including rent and equipment depreciation. Some of these components can vary significantly in cost and reliability of supply, and we periodically seek ways to make our supplier network more robust. For example, to address the risk posed by potential disruptions in specimen collection services described in the “Risk Factors” section of this Annual Report, we have contracted with alternative specimen collection providers beyond those that have traditionally supplied the majority of our needs, and have developed additional collection methods. We expect costs of revenue will generally move in line with the sales of our products.

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
•
laboratory materials and supplies;
•
facilities costs; and
•
depreciation, amortization, and other direct and allocated expenses, including insurance and other operating costs, incurred as a result of our research and development activities.

We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses will increase in 2025 compared to 2024 due to increased product development activities and additional planned studies. Research and development costs may increase in the medium to long-term as we support current and additional clinical studies, publications, and other product development activities.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and related commercial support personnel. Other significant costs include travel, consulting, public relations, facilities, and legal costs related to commercial efforts. We expect selling and marketing expenses will increase in 2025 compared to 2024 as we continue to add strategic headcount and consultants, prepare for publication of PRIME study data, expand our investment in pursuit of PreTRM commercial opportunities, and invest in our product portfolio.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for personnel in executive, finance, information technology, human resources, and other administrative functions. Other significant costs include facilities, corporate and intellectual property legal fees, accounting, insurance, consulting, and other professional fees. We expect general and administrative expenses to increase slightly in 2025 compared to 2024 to support the organization as it begins to scale in the pursuit of PreTRM commercial opportunities and other strategic initiatives.

Interest Expense

Interest expense represents interest incurred on our finance leases.

Other Income, Net

Other income, net consists of interest income and other investment income earned on our cash, cash equivalents, and marketable securities, and other gains and losses.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the financial statements and related notes included elsewhere in this Annual Report.

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change
	(in thousands)
Revenue	$77	$306	$(229)
Operating expenses:
Cost of revenue	82	210	(128)
Research and development	14,730	15,225	(495)
Selling and marketing	5,771	8,349	(2,578)
General and administrative	16,129	16,343	(214)
Total operating expenses	36,712	40,127	(3,415)
Loss from operations	(36,635)	(39,821)	3,186
Interest expense	(28)	(55)	27
Other income, net	3,765	3,634	131
Net loss	$(32,898)	$(36,242)	$3,344

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change
	(in thousands)
Research and development expenses:
Clinical studies	$4,430	$6,784	$(2,354)
Research and bioinformatics	7,209	4,412	2,797
Laboratory operations	3,091	4,029	(938)
Total research and development expenses	$14,730	$15,225	$(495)

The $0.5 million decrease was due to a $2.4 million decrease in clinical study costs, and a $0.9 million decrease in laboratory operations costs, partially offset by a $2.8 million increase in research and bioinformatics expense. The $2.4 million decrease in clinical study costs was primarily due to a $1.9 million decrease in PRIME study costs resulting from stopping enrollment in December 2023 due to efficacy and a $0.5 million decrease in personnel costs due to decreased average headcount in this department. The $0.9 million decrease in laboratory operations costs was primarily due to a $0.8 million in personnel costs due to decreased average headcount in this department and a $0.2 million decrease in lab supplies and equipment, partially offset by a $0.1 million increase in consulting costs. The $2.8 million increase in research and bioinformatics expense was primarily due to a $1.6 million increase in consulting and outside processing expenses related to product development activities, a $0.9 million increase in stock-based compensation expense, and a $0.4 million increase in personnel costs due to increased average headcount in this department.

Selling and Marketing Expenses

The $2.6 million decrease was due primarily to decreases of $2.4 million in personnel-related costs driven by decreased average headcount, $0.4 million in travel expenses, $0.3 million in stock-based compensation expense, and $0.2 million in marketing programs and materials, partially offset by a $0.8 million increase in consulting and other professional service costs.

General and Administrative Expenses

The $0.2 million decrease was due primarily to decreases of $0.8 million related to one-time personnel costs, $0.5 million in personnel-related costs driven by decreased average headcount, and $0.2 million of director and officer insurance costs, partially offset by increases of $1.1 million in stock-based compensation expense and $0.3 million in professional service fees.

Other Income, net

The $0.1 million increase in other income was due to a $1.1 million increase related primarily to interest income on our marketable securities, partially offset by a $1.0 million decrease in investment income related primarily to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021. As of December 31, 2024, we had aggregate cash, cash equivalents, and available-for-sale securities of $68.2 million, and an accumulated deficit of $279.8 million.

On August 7, 2024, we filed a universal shelf registration on Form S-3 with the SEC, which was declared effective on August 13, 2024, or the 2024 Form S-3, pursuant to which we registered for sale up to $100.0 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. This registration statement will remain in effect for up to three years from the date it became effective.

The 2024 Form S-3 included a prospectus, or the ATM Prospectus Supplement, covering up to $50.0 million in shares of Class A common stock that could be issued and sold under the sales agreement, dated August 7, 2024, between us and TD Securities (USA) LLC, or TD Cowen, or the 2024 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our Class A common stock having an aggregate offering price of up to $50.0 million. In connection with the February 2025 Offering, we terminated the ATM Prospectus Supplement, but the 2024 Sales Agreement remains in full force and effect. We make no assurances as to the continued effectiveness of the 2024 Form S-3. As of December 31, 2024, we have not sold any shares of Class A common stock to date under the 2024 Sales Agreement.

On February 12, 2025, we closed the February 2025 Offering in which we issued and sold 1,250,000 shares of our Class A Common Stock and pre-funded warrants to purchase up to 11,250,000 shares of our Class A Common Stock. The gross proceeds to us from the February 2025 Offering were approximately $50.0 million before deducting underwriting discounts and commissions and other offering expenses. On February 13, 2025, the representatives of the underwriters exercised their option in full to purchase an additional 1,875,000 shares of Class A Common Stock, for additional gross proceeds to us of $7.5 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,189)	$(27,188)
Investing activities	11,743	438
Financing activities	2,609	752
Net increase (decrease) in cash and cash equivalents	$163	$(25,998)

Operating Activities

The net cash used in operating activities during the year ended December 31, 2024 was primarily due to a net loss of $32.9 million, partially offset by non-cash charges of $7.4 million and an increase in operating assets and liabilities of $11.3 million. The net cash used in operating activities during the year ended December 31, 2023 was primarily due to a net loss of $36.2 million, partially offset by non-cash charges of $5.5 million and an increase in operating assets and liabilities of $3.5 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was primarily due to $48.7 million in proceeds from maturities and sales of marketable securities, partially offset by $35.8 million in purchases of marketable securities and $1.0 million in purchases of intangible assets. Net cash used in investing activities for the year ended December 31, 2023 was primarily due to $54.4 million in proceeds from maturities and sales of marketable securities, partially offset by $54.1 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was due to $3.0 million in proceeds from employee equity transactions, partially offset by $0.4 million of finance lease principal payments. Net cash provided by financing activities for the year ended December 31, 2023 was due to $1.2 million in proceeds from options exercised, partially offset by $0.5 million of finance lease principal payments.

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
•
partnerships and other strategic options for our PreTRM test and other product candidates; and
•
other factors described in the “Risk Factors” section and elsewhere in this Annual Report.

We evaluated that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations.

Leases

We have lease arrangements for certain equipment and facilities. As of December 31, 2024, we had future minimum lease payments of $0.9 million, which is payable within 12 months.

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

We recognize stock-based compensation expense for stock options on a straight-line basis over the requisite service period and estimate forfeitures based on historical evidence. Our stock-based compensation expenses are based upon the grant date fair value of options estimated using the Black-Scholes option pricing model. Input assumptions used in calculating the fair value of stock-based awards represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. These input assumptions include the expected term of the awards, the expected common stock price volatility over the term of the awards, risk-free interest rates, and the expected dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. We will continue to use judgment in evaluating the expected volatility and interest rates utilized for our stock-based compensation expense calculations on a prospective basis.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an EGC or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies, reduce disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. As an EGC, we are also not required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of SOX. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates and we are not required to provide auditor attestation regarding requirements of Section 404(b) of SOX.

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

Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.4 million in the market value of our available-for-sale debt securities as of December 31, 2024. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not intend to sell investments while they are in an unrealized loss position and do not believe we will be required to sell the investments before recovery, which may be maturity.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sera Prognostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sera Prognostics, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Salt Lake City, Utah

March 19, 2025

SERA PROGNOSTICS, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,043	$3,880
Marketable securities	42,193	45,199
Accounts receivable	34	160
Other receivables	19	11,310
Prepaid expenses and other current assets	1,311	795
Total current assets	47,600	61,344
Property and equipment, net	1,239	1,999
Long-term marketable securities	21,973	30,841
Intangible assets, net	1,026	—
Other assets	737	1,257
Total assets	$72,575	$95,441
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,969	$1,046
Accrued and other current liabilities	2,384	2,722
Finance lease obligation, current portion	194	440
Deferred revenue	20,223	20,235
Total current liabilities	24,770	24,443
Finance lease obligation, net of current portion	2	196
Operating lease obligation, net of current portion	—	644
Total liabilities	24,772	25,283
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 33,206,909 and 30,736,513 Class A shares issued and outstanding as of December 31, 2024 and 2023, respectively; 1,500,000 Class B shares authorized; 967,759 and 1,405,259 Class B shares issued as of December 31, 2024 and 2023, respectively; 967,759 Class B shares outstanding as of December 31, 2024 and 2023.	3	3
Additional paid-in capital	327,534	317,066
Accumulated other comprehensive income (loss)	60	(15)
Accumulated deficit	(279,794)	(246,896)
Total stockholders' equity	47,803	70,158
Total liabilities and stockholders' equity	$72,575	$95,441

The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2024	2023
Revenue	$77	$306
Operating expenses:
Cost of revenue	82	210
Research and development	14,730	15,225
Selling and marketing	5,771	8,349
General and administrative	16,129	16,343
Total operating expenses	36,712	40,127
Loss from operations	(36,635)	(39,821)
Interest expense	(28)	(55)
Other income, net	3,765	3,634
Net loss	$(32,898)	$(36,242)
Net loss per share, basic and diluted	$(0.99)	$(1.16)
Weighted-average shares outstanding, basic and diluted	33,156,936	31,200,652
Other comprehensive income:
Unrealized gain on available-for-sale debt securities, net of tax	$75	$966
Total other comprehensive income	75	966
Comprehensive loss	$(32,823)	$(35,276)

The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2022	31,017,946	$3	$310,575	$(981)	$(210,654)	$98,943
Issuance of common stock upon exercise of stock options	593,091	—	1,095	—	—	1,095
Issuance of common stock under employee stock purchase plan	93,235	—	123	—	—	123
Stock-based compensation expense	—	—	5,273	—	—	5,273
Other comprehensive income	—	—	—	966	—	966
Net loss	—	—	—	—	(36,242)	(36,242)
Balance as of December 31, 2023	31,704,272	$3	$317,066	$(15)	$(246,896)	$70,158
Issuance of common stock upon exercise of stock options	1,102,513	—	2,902	—	—	2,902
Issuance of restricted stock units	1,257,345	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	48,740	—	147	—	—	147
Common stock warrant exercises	7,971	—	—	—	—	—
Other issuance of common stock	53,827	—	406	—	—	406
Stock-based compensation expense	—	—	7,013	—	—	7,013
Other comprehensive income	—	—	—	75	—	75
Net loss	—	—	—	—	(32,898)	(32,898)
Balance as of December 31, 2024	34,174,668	$3	$327,534	$60	$(279,794)	$47,803

The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(32,898)	$(36,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	833	900
Stock-based compensation	7,013	5,273
Non-cash lease expense	567	526
Non-cash investment income, net	(910)	(1,182)
Other	(69)	18
Changes in operating assets and liabilities:
Accounts receivable	126	(47)
Other receivables	11,291	(5,310)
Prepaid expenses and other assets	(10)	465
Accounts payable	455	(442)
Accrued and other current liabilities	(575)	(2,301)
Deferred revenue	(12)	11,154
Net cash used in operating activities	(14,189)	(27,188)
Cash flows from investing activities
Purchases of marketable securities	(35,831)	(54,143)
Proceeds from maturities and sales of marketable securities	48,675	54,398
Purchases of property and equipment	(56)	(128)
Proceeds from disposal of property and equipment	—	311
Purchases of intangible assets	(1,045)	—
Net cash provided by investing activities	11,743	438
Cash flows from financing activities
Proceeds from exercise of stock options	2,902	1,095
Proceeds from employee stock purchase plan	147	123
Finance lease principal payments	(440)	(466)
Net cash provided by financing activities	2,609	752
Net increase (decrease) in cash and cash equivalents	163	(25,998)
Cash and cash equivalents at beginning of period	3,880	29,878
Cash and cash equivalents at end of period	$4,043	$3,880
Supplemental disclosure of cash flow information
Cash paid for interest	$28	$55
Supplemental disclosure of non-cash investing and financing information
Issuance of stock to settle accrued and other current liabilities	$406	$—
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$—	$20

The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.

Notes to Financial Statements

1. Description of Business and Financial Condition

Sera Prognostics, Inc. (the “Company”) is a women’s health company utilizing its proprietary proteomics and bioinformatics platform, and significant data resources, to improve maternal and neonatal health by discovering, developing and commercializing blood-based biomarker tests and predictive analytic products and services. Our vision is to deliver pivotal and actionable information to pregnant women, their physicians, and health care payers to significantly enhance a mother's pregnancy journey, improve maternal and neonatal health, and reduce health care costs. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing, data, and economic analysis enables us to provide physicians and expectant mothers with personally insightful, clinically meaningful, and economically impactful information designed to improve the pregnancy experience and outcomes for mothers and babies.

The Company was incorporated in the State of Delaware on January 17, 2008 and its operations are located in Salt Lake City, Utah, including a Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory. Since its inception, the Company’s activities have consisted of performing research and development, conducting clinical studies for its pipeline products and services, acquiring product rights, raising capital, establishing facilities, and organizing commercial operations to market the PreTRM test.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $279.8 million as of December 31, 2024. The Company’s management expects the Company to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of the Company’s activities relating to the PreTRM test and the Company’s other pipeline products and services, including clinical and preclinical trials and anticipated research and development activities as well as commercialization activities. There can be no assurance that the Company will eventually achieve significant revenues or profitability to sustain operations, or if achieved, can sustain either on a continuing basis. If the Company is unable to achieve significant revenues or raise additional funds, when needed, it may not be able to continue the development or commercialization of its products and services and could be required to delay, scale back, or abandon some or all of its operations. No assurance can be given that the Company will be successful in raising the required capital on reasonable terms and at the required times, or at all.

In August 2024, the Company filed a universal shelf registration on Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on August 13, 2024 (the “2024 Form S-3”), pursuant to which the Company registered for sale up to $100.0 million of any combination of Class A common stock, par value $0.0001 per share ("Class A common stock"), preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine.

In August 2024, the Company entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of Class A common stock having an aggregate offering price of up to $50.0 million (the “2024 Sales Agreement”). As of December 31, 2024, the Company has not sold any shares of Class A common stock under the 2024 Sales Agreement.

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

The principal sources of the Company’s working capital to date have been the proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in an initial public offering (“IPO”), which was completed in July 2021. As of December 31, 2024, the Company had aggregate cash, cash equivalents, and available-for-sale securities of approximately $68.2 million. See Note 3—Cash, Cash Equivalents and Marketable Securities.

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

The Company’s financial statements as of and for the year ended December 31, 2024 reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of inflation and higher interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments, and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Cash and cash equivalents

The Company considers all highly liquid financial instruments with maturities of 90 days or less at the date of purchase to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value. As of December 31, 2024 and 2023, cash and cash equivalents consisted of cash and money market funds. Cash and cash equivalents are stated at fair value.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains bank deposits in accounts at federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institution holding its cash to the extent recorded in the balance sheet. The Company has not experienced any losses on its deposits of cash. The Company’s cash equivalents consist of money market funds and investment grade commercial paper. Marketable securities consist of investments in U.S. government securities, U.S. federal agency securities, investment grade commercial paper, and investment grade corporate securities. The Company’s investment portfolio in corporate debt securities is highly liquid and diversified among individual issuers. The Company did not experience any credit losses related to its investment portfolio for the years ended December 31, 2024 and 2023.

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

Deferred Revenue

The Company recognizes deferred revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Deferred revenue is recognized when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before the Company transfers the good or service to the customer. The Company’s deferred revenue balance as of December 31, 2024 and 2023 relates to certain contractual minimum payments received by the Company as part of its commercial collaboration agreements. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to customers pursuant to its commercial collaboration agreements. The Company assesses its deferred revenue balance for current versus long-term classification based on expectations and the ability to meet performance obligations. As of December 31, 2024, the Company believes it has the ability and capacity to meet all performance obligations under its commercial collaboration agreements and has concluded to classify its deferred revenue as a current asset.

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

The estimate of revenue is necessarily founded on assumptions of payer behavior such as changes in payer mix, payer collections, current customer contractual requirements, and experience with ultimate collection from third-party payers and patients. Each of these aspects of payer behavior (and various others) can change significantly from period to period, and the Company currently has limited experience with historical payment patterns. Each of these contributes to the potential variability between estimated transaction price and actual consideration received as discussed above, which is expected to be more pronounced early in the process of commercializing a diagnostic test.

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

Retirement Savings Plan

The Company sponsors a safe harbor 401(k) plan that covers all of the Company’s eligible employees. The plan allows employees to make contributions up to a specified percentage of their compensation, subject to statutory limitations. The Company makes safe harbor matching contributions equal to 100% of the first 3% of a plan participant’s eligible compensation, plus 50% of the next 2% of a plan participant’s eligible compensation. The Company may also make an additional discretionary match or profit sharing contribution to the plan. The Company recorded expense related to its 401(k) plan of $0.4 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.

Segments

The Company operates as one operating segment, which is developing and commercializing its medical diagnostic products and services. The Company’s Chief Operating Decision Maker ("CODM"), its chief executive officer, assesses performance for the Company’s one operating segment and allocates resources based on net loss, consistent with what is reported on the statements of operations and comprehensive loss. The CODM also assesses the performance of the Company’s one operating segment by using operating expenses to monitor budget versus actual results.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. While ASU 2023-07 requires incremental disclosures, it does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine reportable segments. This ASU is effective for all public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company adopted this standard effective January 1, 2024 and retrospectively to all prior periods. The adoption impacted the Company's disclosures and did not impact the financial statements. See Note 16 — Segment Information, for disclosures related to the Company’s single operating segment.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. For the years ended December 31, 2024 and 2023, comprehensive loss includes unrealized gains (losses) on the Company’s available-for-sale debt securities.

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

The Company has two classes of common stock and calculates net loss per share using the two-class method. The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting and conversion. The undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the years ended December 31, 2024 and 2023.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (ASC Subtopic 220-40) - Disaggregation of Income Statement Expenses, which enhances the transparency and comparability of financial statements by requiring companies to disclose more granular information about expense components. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its financials statements and related disclosures.

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

3. Cash, Cash Equivalents and Marketable Securities

The Company has classified its marketable securities as available-for-sale. The Company’s cash, cash equivalents and marketable securities by major security type as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,983	$—	$—	$1,983
Money market funds	2,060	—	—	2,060
Total cash and cash equivalents	4,043	—	—	4,043
Current marketable securities:
Commercial paper	1,449	—	(3)	1,446
Corporate debt securities	26,701	84	–	26,785
U.S. federal agency securities	9,453	8	(2)	9,459
U.S. government securities	4,502	1	–	4,503
Total current marketable securities	42,105	93	(5)	42,193
Long-term marketable securities:
Corporate debt securities	16,066	36	(5)	16,097
Municipal debt securities	3,072	—	—	3,072
U.S. federal agency securities	2,863	—	(59)	2,804
Total long-term marketable securities	22,001	36	(64)	21,973
Total cash, cash equivalents and marketable securities	$68,149	$129	$(69)	$68,209

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,608	$—	$—	$2,608
Money market funds	1,272	—	—	1,272
Total cash and cash equivalents	3,880	—	—	3,880
Current marketable securities:
Commercial paper	11,769	6	(2)	11,773
Corporate debt securities	1,155	—	(2)	1,153
U.S. federal agency securities	19,644	—	(102)	19,542
U.S. government securities	12,812	—	(81)	12,731
Total current marketable securities	45,380	6	(187)	45,199
Long-term marketable securities:
U.S. federal agency securities	9,406	27	(17)	9,416
U.S. government securities	4,388	3	(5)	4,386
Corporate debt securities	16,880	159	—	17,039
Total long-term marketable securities	30,674	189	(22)	30,841
Total cash, cash equivalents and marketable securities	$79,934	$195	$(209)	$79,920

The following tables summarize the Company’s available-for-sale debt securities and cash equivalents with unrealized losses as of December 31, 2024 and 2023, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$1,446	$(3)	$—	$—	$1,446	$(3)
Corporate debt securities	4,059	(5)	—	—	4,059	(5)
U.S. federal agency securities	2,804	(59)	3,021	(2)	5,825	(61)
Total	$8,309	$(67)	$3,021	$(2)	$11,330	$(69)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$5,453	$(2)	$—	$—	$5,453	$(2)
Corporate debt securities	1,153	(2)	—	—	1,153	(2)
U.S. federal agency securities	15,308	(52)	8,751	(67)	24,059	(119)
U.S. government securities	4,769	(13)	10,895	(73)	15,664	(86)
Total	$26,683	$(69)	$19,646	$(140)	$46,329	$(209)

As of December 31, 2024 and 2023, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than three years.

During the year ended December 31, 2024, the Company received approximately $5.0 million in proceeds from the sale of available-for-sale securities prior to maturity. There was an immaterial amount of gross realized losses on the sales. The Company sold the securities in order to reinvest the funds at improved rates. The Company did not sell any available-for-sale securities prior to maturity during the year ended December 31, 2023.

The Company’s marketable securities classified by contractual maturities as of December 31, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$42,105	$42,193
Due after one year through five years	22,001	21,973
Total	$64,106	$64,166

4. Property and Equipment

The following table presents the components of property and equipment, net, as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$5,663	$5,734
Computer equipment	1,099	1,054
Leasehold improvements	772	772
Software	1,141	1,141
Furniture and fixtures	320	320
Total property and equipment	8,995	9,021
Less accumulated depreciation and amortization	(7,756)	(7,022)
Property and equipment, net	$1,239	$1,999

Depreciation and amortization expense was $0.8 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

5. Intangible Assets, net

The following table summarizes intangible assets (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Domain names	$697	$—	$697
Definite-lived intangible assets:
Software developed for sale	348	(19)	329
Total intangible assets	$1,045	$(19)	$1,026

During the year ended December 31, 2024, the Company acquired domain names resulting in capitalized intangible assets of approximately $0.7 million. The Company determined that the domain names have an indefinite useful life and are therefore not subject to amortization. The Company assesses its intangible assets for impairment annually, or more frequently if circumstances dictate. No indefinite-lived intangible asset impairment charges were recorded during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company capitalized approximately $0.3 million of costs associated with software developed for sale. The software was placed in service in November 2024 and is being amortized on a straight-line basis over a three-year useful life. Amortization expense was $19 thousand for the year ended December 31, 2024, and is recorded in cost of revenue.

6. Accrued and Other Current Liabilities

The following table presents the components of accrued and other current liabilities as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Accrued compensation	$1,041	$779
Accrued vacation	403	365
Accrued 401(k) matching contributions	—	74
Operating lease liability, current portion	644	578
Other current liabilities	296	926
Total accrued and other current liabilities	$2,384	$2,722

7. Other Income, Net

The following table presents the components of other income, net, for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023
Interest income	$2,747	$1,640
Investment income, net	1,018	1,994
Other income, net	$3,765	$3,634

8. Fair Value Measurements

As of December 31, 2024 and 2023, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.

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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of December 31, 2024:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,060	$—	$—
Marketable securities:
Commercial paper	—	1,446	—
Corporate debt securities	—	42,882	—
Municipal debt securities	—	3,072	—
U.S. federal agency securities	—	12,263	—
U.S. government securities	—	4,503	—
Total assets	$2,060	$64,166	$—

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

9. Related Party Transactions

In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $2.9 million and $4.0 million for the years ended December 31, 2024 and 2023, respectively, which were recorded in research and development expenses in the Company’s statements of operations and comprehensive loss. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. In December 2023, enrollment in the PRIME study was stopped due to efficacy, and as such, there was an immaterial amount of revenue recognized related to this agreement for the year ended December 31, 2024. The Company recognized revenue related to this agreement of $61 thousand for the year ended December 31, 2023.

In February 2021, the Company entered into a commercial collaboration agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health agreed to purchase a certain minimum number of tests for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $11.2 million during the year ended December 31, 2024, which amount related to the minimum payments for the year ended December 31, 2023. Such minimum payments were initially recorded as deferred revenue. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. The Company also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health.

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

The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the years ended December 31, 2024 and 2023.

10. Capital Structure

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

In August 2024, the Company entered into the 2024 Sales Agreement with respect to an at-the-market offering program with TD Cowen, which allows the Company to issue and sell shares of Class A common stock pursuant to the 2024 Form S-3 for total gross sales proceeds of up to $50.0 million from time to time through TD Cowen, acting as its agent. As of December 31, 2024, the Company has not sold any shares of Class A common stock under the 2024 Sales Agreement.

The following shares of Class A common stock were reserved for future issuance:

	December 31,
	2024	2023
Warrants to purchase Class A common stock	2,646,247	2,775,978
Options to purchase Class A common stock	6,113,155	7,251,663
Restricted stock units outstanding	1,631,162	2,692,459
Class A common stock available for future grants under the 2021 Equity Incentive Plan	2,071,498	1,002,091
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	1,060,293	801,668
Total	13,522,355	14,523,859

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.0001 per share. There were no preferred shares outstanding at December 31, 2024 and 2023.

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

The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over either a two-year or a four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of December 31, 2024, there were 2,071,498 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of December 31, 2024, there were 1,060,293 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options

Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding – December 31, 2023	7,251,663	$3.66	6.9	$20,014
Granted	84,392	8.43
Expired	—	—
Cancelled	(120,387)	3.68
Exercised	(1,102,513)	2.63
Outstanding – December 31, 2024	6,113,155	$3.91	6.3	$27,008
Vested and expected to vest at December 31, 2024	6,073,028	$3.90	6.3	$26,849
Vested and exercisable at December 31, 2024	5,380,324	$3.77	6.1	$24,500

The weighted-average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $5.54 and $2.28 per share, respectively. The total aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $5.5 million and $1.4 million, respectively. The total fair value of options vested for the years ended December 31, 2024 and 2023 was $3.7 million and $4.8 million, respectively.

The fair values calculated using the Black-Scholes option pricing model were estimated on each grant date using the following assumptions:

	Year Ended
	December 31,
	2024	2023
Expected volatility	78.8% - 78.9%	70.1% - 72.4%
Risk-free interest rate	4.1% - 4.2%	3.7% - 4.2%
Expected term (in years)	5.2 - 5.3	5.3 - 7.0
Expected dividend yield	0%	0%

RSUs

The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding – December 31, 2023	2,692,459	$2.01
Granted	249,040	8.52
Forfeited	(52,992)	2.02
Vested	(1,257,345)	2.54
Outstanding – December 31, 2024	1,631,162	$2.60

Stock-Based Compensation Expense

The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2024	2023
Research and development expense	$2,502	$1,574
Sales and marketing expense	390	657
General and administrative expense	4,121	3,042
Total employee stock-based compensation	$7,013	$5,273

The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of December 31, 2024 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$1,975	1.0
RSUs	3,099	1.9
Total unrecognized stock-based compensation expense	$5,074

12. Warrants

All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	December 31, 2024	December 31, 2023
$5.20	—	3,473
9.03	969,275	1,032,404
10.84	946,666	1,009,795
12.38	8,083	8,083
20.77	722,223	722,223
	2,646,247	2,775,978

During the year ended December 31, 2024, 126,258 common stock warrants were net exercised, resulting in the issuance of 7,971 shares of Class A common stock. Additionally, 3,473 common stock warrants expired unexercised during the year ended December 31, 2024.

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

The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of December 31, 2024 and 2023 (in thousands):

		December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2024	2023
Right-of-use assets:
Operating leases	Other assets	$613	$1,180
Finance leases	Property and equipment, net	699	1,008
Total right-of-use assets		$1,312	$2,188

Lease liabilities:
Operating leases	Accrued and other current liabilities	$644	$578
	Operating lease obligation, net of current portion	—	644
Finance leases	Finance lease obligation, current portion	194	440
	Finance lease obligation, net of current portion	2	196
Total lease liabilities		$840	$1,858

Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Year Ended
	December 31,
	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$314	$312
Interest on lease liabilities	26	55
Operating lease cost	636	636
Total lease cost	$976	$1,003

Other information
Finance leases:
Operating cash outflows	$26	$55
Financing cash outflows	$440	$466
Right-of-use assets obtained in exchange for lease liabilities	$—	$18
Weighted-average remaining lease term (in years)	0.4	1.4
Weighted-average discount rate	6.7%	6.5%
Operating leases:
Operating cash outflows	$646	$628
Right-of-use assets obtained in exchange for lease liabilities	$—	$—
Weighted-average remaining lease term (in years)	1.0	2.0
Weighted-average discount rate	7.5%	7.5%

Future minimum lease payments for the Company’s leases as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2025	$666	$197	$863
2026	—	2	2
2027 and thereafter	—	—	—
Total minimum lease payments	666	199	865
Less: imputed interest	(22)	(3)	(25)
Present value of future lease payments	644	196	840
Less: current portion	(644)	(194)	(838)
Long-term portion	$—	$2	$2

Operating Leases

The Company leases a total of approximately 24,300 square feet of office and laboratory space under a single non-cancelable operating lease with a termination date of December 31, 2025 (as amended, the “Office Lease”). The Office Lease includes an early termination right which termination would occur under certain circumstances, as provided in the amended Office Lease, after July 1, 2024 if exercised. The Company is reasonably certain it will not exercise the termination right. The implicit rate provided in the Company’s operating lease is not readily determinable. As such, the Company uses its incremental borrowing rate to calculate the present value of its operating lease liabilities.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2024 and 2023. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

14. Income Taxes

The Company has not recorded any income tax expense for the years ended December 31, 2024 and 2023 due to its history of operating losses.

The provision for income taxes includes the following components for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Total current benefit (provision)	$—	$—
Deferred:
Federal	$8,981	$8,178
State	4,198	2,198
Change in valuation allowance	(13,179)	(10,376)
Total deferred benefit (provision)	$—	$—
Total income tax benefit (provision)	$—	$—

The benefit (provision) for income taxes differs from the amount computed at federal statutory rates as follows (in thousands):

	Year Ended December 31,
	2024		2023
Computed Federal income tax benefit (expense) at the statutory rate	$6,908	21.00%	$7,602	21.00%
R&D credits	837	2.54%	698	1.93%
Equity-based expenses	2,366	7.19%	(63)	(0.17)%
State income taxes, net of federal benefit	3,272	9.95%	1,783	4.92%
State net operating loss carryforward true up	—	—%	154	0.42%
Change in statutory rates	813	2.47%	163	0.45%
Other	(1,017)	(3.09)%	39	0.11%
Valuation allowance	(13,179)	(40.06)%	(10,376)	(28.66)%
Income tax benefit (provision)	$—	—%	$—	—%

Significant components of the Company’s net deferred income tax assets (liabilities) are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$61,615	$53,072
R&D credits	4,693	3,856
R&E expenses	8,127	5,219
Accruals and reserves	409	278
Equity-based compensation	3,193	2,440
Depreciation and amortization	5	—
Lease liability	184	317
Other	7	7
Total deferred tax asset before allowance	78,233	65,189
Less: valuation allowance	(78,058)	(64,879)
Total deferred tax asset	175	310
Deferred tax liabilities:
Right-of-use asset	(175)	(306)
Depreciation and amortization	—	(4)
Net deferred tax assets	$—	$—

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

On the basis of this evaluation, a full valuation allowance of $78.1 million and $64.9 million has been recorded as of December 31, 2024 and 2023, respectively, as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $13.2 million and $10.4 million for the years ended December 31, 2024 and 2023, respectively, and there is no tax benefit presented in the accompanying financial statements.

The Company is subject to minimum taxes in several of the state jurisdictions where it files income tax returns. The amounts paid are immaterial and not presented above as a component of the current state tax provision.

As of December 31, 2024, the Company had U.S. federal and state net operating loss carryforwards of approximately $239.6 million and $182.6 million, respectively. Of the federal amount, $169.3 million can be carried forward indefinitely, while the remainder begins to expire after 2028, if not utilized. The state amounts begin to expire at various dates after 2030.

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

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities, based on technical merits. The reversal of the uncertain tax positions would not affect the Company’s effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets. As of December 31, 2024 and 2023, the Company did not record any material interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods. The Company does not expect a significant increase or decrease in its uncertain tax positions within the next 12 months. A reconciliation of the beginning and ending amount of uncertain tax positions (in thousands):

	Year Ended December 31,
	2024	2023
Balance at the beginning of the year	$2,570	$2,025
Gross increases—prior period	—	80
Gross increases—current period	559	465
Balance at the end of the year	$3,129	$2,570

15. Net Loss Per Share

The Company calculates net loss per share of Class A and Class B common stock using the two-class method. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the years ended December 31, 2024 and 2023, the Company reported net losses and as such, basic and diluted net loss per share are the same.

As the liquidation and dividend rights are identical for Class A and Class B common shares, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the years ended December 31, 2024 and 2023.

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	December 31,
	2024	2023
Warrants to purchase Class A common stock	2,646,247	2,775,978
Options to purchase Class A common stock	6,113,155	7,251,663
Restricted stock units outstanding	1,631,162	2,692,459
Total	10,390,564	12,720,100

16. Segment Information

The Company’s revenue was generated in the U.S. for all periods presented and its assets are all located in the U.S.

The following table presents segment information for revenue, significant segment expenses, and segment loss expenses that are regularly provided to the CODM for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023
Revenue	$77	$306
Less:
Cost of revenue	82	210
Payroll related expenses	13,269	17,878
Stock-based compensation expense	7,013	5,273
Consulting and professional fees	7,581	5,012
Clinical studies and outside processing	3,383	4,728
Equipment, lab supplies, and facility expenses	1,635	2,037
Depreciation and amortization(1)	814	900
Other segment items(2)	2,935	4,089
Loss from operations	(36,635)	(39,821)
Interest expense	(28)	(55)
Other income, net	3,765	3,634
Net loss	$(32,898)	$(36,242)

(1) Certain amortization amounts are included within cost of revenue.

(2) Other segment items consist primarily of insurance costs, IT services, travel expenses, marketing expenses, taxes, and other miscellaneous expense.

17. Subsequent Events

On February 12, 2025, the Company closed an underwritten public offering (the "February 2025 Offering") in which the Company issued and sold 1,250,000 shares of the Company’s Class A common stock at a price of $4.00 per share and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 11,250,000 shares of the Company’s Class A common stock (the “Firm Shares”) at an offering price of $3.9999 per Pre-Funded Warrant, which represents the per share offering price for the Firm Shares less the $0.0001 per share exercise price for each Pre-Funded Warrant. These Pre-Funded Warrants were recorded as a component of shareholders’ equity within additional paid-in capital. The gross proceeds to the Company from the February 2025 Offering were $50.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds to the Company from the February 2025 Offering were approximately $46.6 million, after deducting underwriting commissions and offering expenses. The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to the Company.

On February 13, 2025, the representatives of the underwriters in connection with the February 2025 Offering exercised their option in full to purchase an additional 1,875,000 shares of Class A common stock, which increased the aggregate number of shares of Class A common stock sold in the February 2025 Offering to 3,125,000. The Company’s aggregate gross proceeds from the February 2025 Offering were $57.5 million, before deducting underwriting discounts and commissions and offering expenses; $7.5 million of which relates to the exercise of the underwriters’ option on February 13, 2025. The Company’s aggregate net proceeds from the February 2025 Offering were $53.6 million, after deducting underwriting discounts and commissions and offering expenses; $7.0 million of which relates to the exercise of the underwriters’ option on February 13, 2025.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2024, none of the other officers (as defined in Section 16 of the Exchange Act) and directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Appointment of Jeffrey T. Elliot as Director

On March 17, 2025, our board of directors appointed Jeffrey T. Elliot, effective March 20, 2025 (the “Effective Date”), as a director to our board of directors to serve as a Class II Director with a term expiring at our 2026 Annual Meeting of Stockholders and as a member of the audit committee of the board of directors.

Mr. Elliot, age 47, has served as a Senior Advisor of Boston Consulting Group, a global consulting firm, since August 2024. Mr. Elliot has served on the board of directors of Quanterix Corporation (Nasdaq: QTRX), a publicly traded life sciences research and diagnostics company, since August 2024 and previously served on the board of directors of Exagen Inc. (Nasdaq: XGN), a publicly traded diagnostics company from March 2019 to July 2021. Prior to his current roles, Mr. Elliot was Chief Financial Officer of Exact Sciences Corporation, a molecular diagnostics company, from November 2016 to August 2024. Formerly, Mr. Elliott served as the Vice President, Business Development and Strategy of Exact Sciences from June 2016 to November 2016. From 2007 to 2016, Mr. Elliott was with Robert W. Baird & Co., where from June 2012 to June 2016 he was a senior research analyst who covered diagnostics and life science tools companies. Earlier in his career, Mr. Elliott worked in a supply chain role for Walgreens and as a consultant at Cap Gemini Ernst & Young. Mr. Elliott earned a B.S. in business administration from the University of Illinois at Urbana-Champaign and an M.B.A. from the University of Chicago Booth School of Business. Mr. Elliott is a CFA charterholder.

In connection with Mr. Elliot’s appointment to our board of directors, and pursuant to our Non-Employee Director Compensation Policy, on the Effective Date (the “Grant Date”), we will grant Mr. Elliot the lesser of (a) an equity award with a grant date fair value of $240,000, with approximately equal value coming from options and from restricted stock units (“RSUs”), or (b) an equity award of 100,000 option equivalents (the “Award”); where “option equivalents” means a specific number of shares, in the case of options, and a different number of RSUs that have value approximately equal to the fair market value of that specific number of options based on a Black-Scholes valuation method and rounded down to the nearest whole share. The Award shall have a per share exercise price for options equal to the fair market value (as defined in our 2021 Equity Incentive Plan) of our Class A common stock on the Grant Date. The Award will vest in thirty-six (36) substantially equal monthly installments following the Grant Date, subject to Mr. Elliot continuing to provide services to us through each such vesting.

In addition, Mr. Elliot is entitled to receive an annual cash retainer of $35,000 for his service as our non-employee director and $15,000 for his service as a member of the audit committee of the board of directors, pursuant to our Non-Employee Director Compensation Policy, prorated for the portion of the year that Mr. Elliot serves as a director.

Also in connection with Mr. Elliot’s appointment to the board of directors, we will enter into an indemnification agreement with Mr. Elliot in the form we have entered into with our other non-employee directors, which form is filed as Exhibit 10.1 to our Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-257038) filed by on July 8, 2021. Under this agreement, we will agree, among other things, to indemnify Mr. Elliot for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by Mr. Elliot in any action or proceeding arising out of his service as one of our directors to the maximum extent allowed under Delaware law.

There are no arrangements or understandings between Mr. Elliot and any other person pursuant to which Mr. Elliot was appointed as a director. There are no transactions to which we are a party and in which Mr. Elliot has a material interest that are required to be disclosed under Item 404(a) of Regulation S-K. Mr. Elliot has not previously held any positions with us and has no family relations with any of our directors or executive officers.

Departure of Directors

On March 14, 2025, Ryan Trimble notified our board of directors of his decision to resign from our board of directors and any committees thereof, effective June 30, 2025. Mr. Trimble’s decision to resign was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 17, 2025, Marcus Wilson, Pharm.D., notified our board of directors of his decision not to stand for re-election to the board of directors at the end of his current term at our 2025 annual meeting of stockholders currently expected to be held on June 5, 2025. Dr. Wilson’s decision not to stand for re-election was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Board of Directors and Corporate Governance”, “Executive Officers,” and "Prohibition on Hedging and Pledging" in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 in connection with the solicitation of proxies for our 2025 annual meeting of stockholders.

Item 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Non-Employee Director Compensation” and “Executive Compensation” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships, Related Party and Other Transactions” and “Board of Directors and Corporate Governance” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents Filed as Part of This Annual Report
(1)
Financial Statements

See “Index to Financial Statements” at Item 8 to this Annual Report.

(2)
Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is included in the financial statements and accompanying notes included in this Annual Report.

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

3.3

Amended and Restated Bylaws of Sera Prognostics, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40606) filed with the SEC on July 20, 2021).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed with the SEC on July 8, 2021).
4.2	Form of Common Stock Purchase Warrant – I (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).
4.3	Form of Common Stock Purchase Warrant – II (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).
4.4	Form of Series E Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).
4.5

Fourth Amended and Restated Investors’ Rights Agreement, dated as of February 23, 2021 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-40606) filed with the SEC on February 12, 2025).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed with the SEC July 8, 2021).
10.2+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed with the SEC on July 8, 2021).
10.3+	Form of 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed with the SEC on July 8, 2021).
10.4+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024.
10.5†

Commercial Collaboration Agreement, dated as of February 17, 2021, by and between Anthem, Inc. and the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).

10.6†

Laboratory Services Agreement, effective as of November 10, 2020, by and among Anthem Health Insurance and Amerigroup Corporation and the Registrant (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).

10.7†

Side Letter with Baker Bros. Advisors LP, dated as of April 29, 2021, by and between Baker Bros. Advisors LP and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).

10.7.1†

Amendment No. 1, dated February 16, 2023, to Side Letter with Baker Bros. Advisors LP, dated as of April 29, 2021, by and between Baker Bros. Advisors LP and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 22, 2023).

10.7.2†

Amendment No. 2, dated December 6, 2023, to Side Letter with Baker Bros. Advisors LP, dated as of April 29, 2021, by and between Baker Bros. Advisors LP and the Registrant (incorporated by reference to Exhibit 10.7.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024).

10.8+

Consulting Agreement by and between the Registrant and Douglas Fisher, dated January 10, 2022 (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.9+

Employment Agreement by and between the Registrant and John J. Boniface, dated March 14, 2012 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).

10.10+

Amendment to Employment Agreement by and between the Registrant and John J. Boniface, dated March 18, 2024 (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024).

10.11+

Employment Agreement by and between the Registrant and Benjamin Jackson, dated April 13, 2021 (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).

10.12+

Amendment to Employment Agreement by and between the Registrant and Benjamin Jackson, dated May 20, 2021 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.13+

Amendment to Employment Agreement by and between the Registrant and Benjamin Jackson, dated March 18, 2024 incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024).

10.14+

Employment Agreement by and between the Registrant and Paul Kearney, dated October 1, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 9, 2021).

10.15+

Amendment to Employment Agreement by and between the Registrant and Paul Kearney, dated March 18, 2024 (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024.

10.16+

Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated March 30, 2021 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.17+

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

10.19+

Employment Agreement by and between the Registrant and Evguenia (Zhenya) Lindgardt, dated November 6, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 8, 2023).

10.20+

Employment Agreement by and between the Registrant and Austin Aerts, dated November 6, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 8, 2023).

10.21+

Amendment to Employment Agreement by and between the Registrant and Austin Aerts, dated March 18, 2024 (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K (File No. 40606) filed with the SEC on March 20, 2024).

10.22+

Form of Restricted Stock Unit Agreement under the Registrant’s 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024).

10.23

Lease Agreement, effective as of August 1, 2017, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).

10.24

First Amendment to Lease, effective as of June 7, 2021, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.25

Second Amendment to Lease, effective October 10, 2022, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 9, 2022).

10.26

Third Amendment to Lease, effective as of July 25, 2023, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on August 9, 2023).

10.27

Sales Agreement, dated as of August 7, 2024, by and between Sera Prognostics, Inc. and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-281347) filed on August 7, 2024).

19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**

Certification of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Clawback Policy of the Registrant (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K (File No. 333-40606) filed with the SEC on March 20, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The Certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Sera Prognostics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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

SERA PROGNOSTICS, INC.

Date: March 19, 2025	/s/ Zhenya Lindgardt
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

Name	Title	Date

/s/ Zhenya Lindgardt	President and Chief Executive Officer (Principal Executive Officer)	March 19, 2025
Zhenya Lindgardt

/s/ Austin Aerts	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 19, 2025
Austin Aerts

/s/ Kim Kamdar, Ph.D.	Chair of the Board of Directors	March 19, 2025
Kim Kamdar, Ph.D.

/s/ Jane F. Barlow, M.D.	Director	March 19, 2025
Jane F. Barlow, M.D.

/s/ Gregory C. Critchfield, M.D., M.S.	Director	March 19, 2025
Gregory C. Critchfield, M.D., M.S.

/s/ Sandra A.J. Lawrence	Director	March 19, 2025
Sandra A.J. Lawrence

/s/ Mansoor Raza Mirza, M.D.	Director	March 19, 2025
Mansoor Raza Mirza, M.D.

/s/ Joshua Phillips	Director	March 19, 2025
Joshua Phillips

/s/ Ryan Trimble	Director	March 19, 2025
Ryan Trimble

/s/ Marcus Wilson, Pharm.D.	Director	March 19, 2025
Marcus Wilson, Pharm.D.