Form 10-Q
period 2025-03-31
SERA PROGNOSTICS, INC.
filed 2025-05-07
CIK 1534969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 36,705,025 and 967,759 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

“Sera,” “PreTRM,” “The Pregnancy Company” and our logo are our trademarks. All other service marks, trademarks, and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames. Unless the context otherwise requires, we use the terms “Sera,” “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q to refer to Sera Prognostics, Inc.

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
•
the pricing and reimbursement of our products and services, including new Current Procedural Terminology codes and their payment rates;
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
•
the expected impact of global business, political, and macroeconomic conditions, including inflation, fluctuations in interest rates, volatile market conditions, potential for local and/or global economic slowdown or recession, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, potential changes in trade laws, regulations, and policies in the United States and abroad, including the imposition or expansion of tariffs, trade restrictions, or export controls, and the impact of such changes on the availability and cost of key inputs, including reagents, biological materials, and lab equipment, as well as raw material and shipping costs, global supply chains, and the pace of product and service development, cybersecurity events, instability in the global banking system, and global events, including regional conflicts around the world, on our business, clinical trials, financial condition, liquidity, and results of operations; and
•
our financial performance.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SERA PROGNOSTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$5,230	$4,043
Marketable securities	40,967	42,193
Accounts receivable	25	34
Prepaid expenses and other current assets	1,061	1,330
Total current assets	47,283	47,600
Property and equipment, net	1,312	1,239
Long-term marketable securities	68,004	21,973
Intangible assets, net	997	1,026
Other assets	588	737
Total assets	$118,184	$72,575
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,207	$1,969
Accrued and other current liabilities	1,892	2,384
Finance lease obligation, current portion	81	194
Deferred revenue	20,221	20,223
Total current liabilities	23,401	24,770
Finance lease obligation, net of current portion	—	2
Total liabilities	23,401	24,772
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 36,696,012 and 33,206,909 Class A shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; 1,500,000 Class B shares authorized; 967,759 Class B shares issued and outstanding as of March 31, 2025 and December 31, 2024.	4	3
Additional paid-in capital	382,684	327,534
Accumulated other comprehensive income	76	60
Accumulated deficit	(287,981)	(279,794)
Total stockholders' equity	94,783	47,803
Total liabilities and stockholders' equity	$118,184	$72,575

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$38	$—
Operating expenses:
Cost of revenue	40	17
Research and development	3,334	3,683
Selling and marketing	1,470	1,227
General and administrative	4,444	4,170
Total operating expenses	9,288	9,097
Loss from operations	(9,250)	(9,097)
Interest expense	(4)	(9)
Other income, net	1,067	1,009
Net loss	$(8,187)	$(8,097)
Net loss per share, basic and diluted	$(0.20)	$(0.25)
Weighted-average shares outstanding, basic and diluted	41,968,076	32,220,038
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities, net of tax	$16	$(166)
Total other comprehensive income (loss)	16	(166)
Comprehensive loss	$(8,171)	$(8,263)

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	34,174,668	$3	$327,534	$60	$(279,794)	$47,803
Issuance of common stock upon exercise of stock options	45,949	—	47	—	—	47
Issuance of restricted stock units	318,154	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $3.9 million	3,125,000	1	53,610	—	—	53,611
Stock-based compensation expense	—	—	1,493	—	—	1,493
Other comprehensive income	—	—	—	16	—	16
Net loss	—	—	—	—	(8,187)	(8,187)
Balance as of March 31, 2025	37,663,771	4	382,684	76	(287,981)	94,783

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	31,704,272	$3	$317,066	$(15)	$(246,896)	$70,158
Issuance of common stock upon exercise of stock options	425,749	—	1,162	—	—	1,162
Issuance of restricted stock units	431,152	—	-	—	—	-
Common stock warrant exercises	6,168	—	-	—	—	-
Stock-based compensation expense	—	—	1,693	—	—	1,693
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(8,097)	(8,097)
Balance as of March 31, 2024	32,567,341	3	319,921	(181)	(254,993)	64,750

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(8,187)	$(8,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216	213
Stock-based compensation	1,493	1,693
Non-cash lease expense	149	138
Non-cash investment income, net	10	(270)
Changes in operating assets and liabilities:
Accounts receivable	9	43
Other receivables	—	11,310
Prepaid expenses and other assets	247	10
Accounts payable	(996)	(27)
Accrued and other current liabilities	(492)	(14)
Deferred revenue	(2)	(5)
Net cash (used in) provided by operating activities	(7,553)	4,994
Cash flows from investing activities
Purchases of marketable securities	(56,565)	(16,227)
Proceeds from maturities and sales of marketable securities	11,766	11,250
Purchases of property and equipment	(3)	(15)
Purchases of intangible assets	—	(697)
Net cash used in investing activities	(44,802)	(5,689)
Cash flows from financing activities
Proceeds from public offering of common stock, net of issuance costs	53,610	—
Proceeds from exercise of stock options	47	1,162
Finance lease principal payments	(115)	(108)
Net cash provided by financing activities	53,542	1,054
Net increase in cash and cash equivalents	1,187	359
Cash and cash equivalents at beginning of period	4,043	3,880
Cash and cash equivalents at end of period	$5,230	$4,239
Supplemental disclosure of cash flow information
Cash paid for interest	$4	$9
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$256	$7

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Description of the Business

Sera Prognostics, Inc. (the “Company”) is a women’s health company utilizing its proprietary proteomics and bioinformatics platform, and significant data resources, to improve maternal and neonatal health by discovering, developing, and commercializing blood-based biomarker tests and predictive analytic products and services. The Company was incorporated in the State of Delaware on January 17, 2008, and its operations are located in Salt Lake City, Utah, including a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory.

Since its inception, the Company’s activities have consisted of performing research and development and conducting clinical studies for its pipeline products and services, acquiring product rights, raising capital, establishing facilities, and organizing commercial operations to market its testing and analytics products, primarily the PreTRM test.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2024, has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, or any other period.

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

The Company’s financial statements as of and for the three months ended March 31, 2025, reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of fluctuations in inflation and interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Pre-Funded Warrants

The Company issued pre-funded warrants in connection with an underwritten public offering in February 2025 (see Note 10—Capital Structure for additional details). In accordance with ASC 480-10, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, the Company determined that the pre-funded warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not include an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of Class A common stock upon exercise, are indexed to the Company’s Class A common stock and meet the equity classification criteria.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (ASC Subtopic 220-40) - Disaggregation of Income Statement Expenses, which enhances the transparency and comparability of financial statements by requiring companies to disclose more granular information about expense components. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its financial statements and related disclosures.

3. Cash, Cash Equivalents and Marketable Securities

The Company has classified its marketable securities as available-for-sale. The Company’s cash, cash equivalents and marketable securities by major security type as of March 31, 2025 and December 31, 2024, were as follows (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$663	$—	$—	$663
Money market funds	4,567	—	—	4,567
Total cash and cash equivalents	5,230	—	—	5,230
Current marketable securities:
Commercial paper	2,924	—	—	2,924
Corporate debt securities	28,292	69	—	28,361
U.S. federal agency securities	3,619	2	(1)	3,620
U.S. government securities	3,028	—	—	3,028
Municipal debt securities	3,028	6	—	3,034
Total current marketable securities	40,891	77	(1)	40,967
Long-term marketable securities:
Corporate debt securities	54,451	65	(33)	54,483
Municipal debt securities	5,653	2	(3)	5,652
U.S. federal agency securities	7,900	—	(31)	7,869
Total long-term marketable securities	68,004	67	(67)	68,004
Total cash, cash equivalents and marketable securities	$114,125	$144	$(68)	$114,201

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,983	$—	$—	$1,983
Money market funds	2,060	—	—	2,060
Total cash and cash equivalents	4,043	—	—	4,043
Current marketable securities:
Commercial paper	1,449	—	(3)	1,446
Corporate debt securities	26,701	84	—	26,785
U.S. federal agency securities	9,453	8	(2)	9,459
U.S. government securities	4,502	1	—	4,503
Total current marketable securities	42,105	93	(5)	42,193
Long-term marketable securities:
Corporate debt securities	16,066	36	(5)	16,097
Municipal debt securities	3,072	—	—	3,072
U.S. federal agency securities	2,863	—	(59)	2,804
Total long-term marketable securities	22,001	36	(64)	21,973
Total cash, cash equivalents and marketable securities	$68,149	$129	$(69)	$68,209

The following tables summarize the Company’s available-for-sale debt securities and cash equivalents with unrealized losses as of March 31, 2025 and December 31, 2024, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$24,080	$(33)	$—	$—	$24,080	$(33)
U.S. federal agency securities	7,869	(31)	2,021	(1)	9,890	(32)
Municipal debt securities	3,126	(3)	—	—	3,126	(3)
Total	$35,075	$(67)	$2,021	$(1)	$37,096	$(68)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$1,446	$(3)	$—	$—	$1,446	$(3)
Corporate debt securities	4,059	(5)	—	—	4,059	(5)
U.S. federal agency securities	2,804	(59)	3,021	(2)	5,825	(61)
Total	$8,309	$(67)	$3,021	$(2)	$11,330	$(69)

As of March 31, 2025 and December 31, 2024, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than three years.

The Company’s marketable securities classified by contractual maturities as of March 31, 2025, were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$40,891	$40,967
Due after one year through five years	68,004	68,004
Total	$108,895	$108,971

4. Property and Equipment

The following table presents the components of property and equipment, net, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Laboratory equipment	$5,663	$5,663
Computer equipment	1,359	1,099
Leasehold improvements	772	772
Software	1,141	1,141
Furniture and fixtures	320	320
Total property and equipment	9,255	8,995
Less accumulated depreciation and amortization	(7,943)	(7,756)
Property and equipment, net	$1,312	$1,239

Depreciation and amortization expense was $0.2 million for each of the three months ended March 31, 2025 and 2024.

5. Intangible Assets, Net

The following table summarizes intangible assets, net as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Domain names	$697	$—	$697	$697	$—	$697
Definite-lived intangible assets:
Software developed for sale	348	(48)	300	348	(19)	329
Total intangible assets	$1,045	$(48)	$997	$1,045	$(19)	$1,026

The Company’s software developed for sale was placed in service in November 2024 and is being amortized on a straight-line basis over a three-year useful life. Amortization expense was $29 thousand for the three months ended March 31, 2025, and is recorded in cost of revenue. No amortization expense was recorded for the three months ended March 31, 2024.

6. Accrued and Other Current Liabilities

The following table presents the components of accrued and other current liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Accrued compensation	$459	$1,041
Accrued vacation	543	403
Operating lease liability, current portion	487	644
Other current liabilities	403	296
Total accrued and other current liabilities	$1,892	$2,384

7. Other Income, Net

The following table presents the components of other income, net, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Interest income	$921	$670
Investment income, net	146	339
Other income, net	$1,067	$1,009

8. Fair Value Measurements

As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.

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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of March 31, 2025:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$4,567	$—	$—
Marketable securities:
Commercial paper	—	2,924	—
Corporate debt securities	—	82,844	—
Municipal debt securities	—	8,686	—
U.S. federal agency securities	—	11,489	—
U.S. government securities	—	3,028	—
Total assets	$4,567	$108,971	$—

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

9. Related Party Transactions

Commercial Collaboration Agreement

In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.3 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively, which were recorded in research and development expenses in the Company’s condensed statements of operations and comprehensive loss. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. In December 2023, enrollment in the PRIME study was stopped due to efficacy, and as such, there was no revenue recognized related to this agreement for the three months ended March 31, 2025 and 2024.

In February 2021, the Company entered into a commercial collaboration agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health agreed to purchase a certain minimum number of tests for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $11.2 million under the Commercial Collaboration Agreement during the three months ended March 31, 2024, which amount was related to the minimum payments for the year ended December 31, 2023. Such minimum payments were initially recorded as deferred revenue. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. The Company also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health. Unless earlier terminated due to breach, the Commercial Collaboration Agreement will remain in effect until the later of (a) the third anniversary of the effective date or (b) the date on which Elevance Health has purchased a fixed number of PreTRM tests as agreed by the parties.

The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three months ended March 31, 2025 and 2024.

Public Offering

As part of the February 2025 Offering described in Note 10—Capital Structure, entities affiliated with one of the Company’s principal stockholders purchased Pre-Funded Warrants to purchase an aggregate of 11,250,000 shares of Class A common stock, at a public offering price of $3.9999 per Pre-Funded Warrant. One of the Company’s other principal stockholders purchased an aggregate of 625,000 shares of Class A common stock in the public offering at a public offering price of $4.00 per share.

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

In August 2024, the Company entered into a sales agreement for an “at-the-market offering” with TD Securities (USA) LLC (“TD Cowen”), which allowed the Company to issue and sell shares of Class A common stock pursuant to a prospectus supplement dated August 13, 2024 (the “ATM Prospectus Supplement”) for total gross sales proceeds of up to $50.0 million from time to time through TD Cowen, acting as its agent (the “2024 Sales Agreement”).

On February 12, 2025, the Company completed an underwritten public offering (the "February 2025 Offering") in which the Company issued and sold 1,250,000 shares of the Company’s Class A common stock at a price of $4.00 per share (the “Firm Shares”) and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 11,250,000 shares of the Company’s Class A common stock at an offering price of $3.9999 per Pre-Funded Warrant, which represents the per share offering price for the Firm Shares less the $0.0001 per share exercise price for each Pre-Funded Warrant. These Pre-Funded Warrants were recorded as a component of shareholders’ equity within additional paid-in capital. The gross proceeds to the Company from the February 2025 Offering were $50.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds to the Company from the February 2025 Offering were approximately $46.6 million, after deducting underwriting commissions of $3.0 million and offering expenses of $0.4 million. The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to the Company.

On February 14, 2025, the Company issued and sold an additional 1,875,000 shares of Class A common stock at a price of $4.00 per share upon the representatives of the underwriters’ exercise of their option in full on February 13, 2025 to purchase additional shares, which increased the aggregate number of shares of Class A common stock sold in the February 2025 Offering to 3,125,000. The Company’s aggregate gross proceeds from the February 2025 Offering were $57.5 million, before deducting underwriting discounts and commissions and offering expenses, $7.5 million of which relates to the full exercise of the underwriters’ option. The Company’s aggregate net proceeds from the February 2025 Offering were $53.6 million, after deducting underwriting discounts and commissions of $3.5 million and offering expenses of $0.4 million, $7.0 million of which relates to the full exercise of the underwriters’ option.

In connection with the February 2025 Offering, on February 10, 2025, the Company terminated the ATM Prospectus Supplement. As a result, the Company will not make any sales of shares of Class A common stock under the 2024 Sales Agreement unless and until a new prospectus or prospectus supplement is filed. Other than the termination of the ATM Prospectus Supplement, the 2024 Sales Agreement remains in full force and effect.

The following shares of Class A common stock were reserved for future issuance:

	March 31,	December 31,
	2025	2024
Warrants to purchase Class A common stock	13,896,247	2,646,247
Options to purchase Class A common stock	6,569,511	6,113,155
Restricted stock units outstanding	2,031,395	1,631,162
Class A common stock available for future grants under the 2021 Equity Incentive Plan	2,179,082	2,071,498
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	1,392,362	1,060,293
Total	26,068,597	13,522,355

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

The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors, and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over either a two-year or a four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of March 31, 2025, there were 2,179,082 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of March 31, 2025, there were 1,392,362 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options

Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding – December 31, 2024	6,113,155	$3.91	6.3	$27,008
Granted	504,423	4.16
Expired	—	—
Cancelled	(2,118)	8.05
Exercised	(45,949)	1.02
Outstanding – March 31, 2025	6,569,511	$3.94	6.4	$5,672
Vested and expected to vest at March 31, 2025	6,419,206	$3.94	6.3	$5,669
Vested and exercisable at March 31, 2025	5,535,797	$3.87	6.0	$5,616

RSUs

The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding – December 31, 2024	1,631,162	$2.60
Granted	721,706	4.18
Forfeited	(3,319)	3.89
Vested	(318,154)	2.76
Outstanding – March 31, 2025	2,031,395	$3.13

Stock-Based Compensation Expense

The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development expense	$456	$526
Sales and marketing expense	99	85
General and administrative expense	938	1,082
Total employee stock-based compensation	$1,493	$1,693

The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of March 31, 2025, was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$2,321	2.3
RSUs	4,721	2.8
Total unrecognized stock-based compensation expense	$7,042

12. Warrants

All outstanding common stock warrants were exercisable immediately when granted. All outstanding common stock warrants are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	March 31, 2025	December 31, 2024
$0.0001	11,250,000	—
9.03	969,275	969,275
10.84	946,666	946,666
12.38	8,083	8,083
20.77	722,223	722,223
	13,896,247	2,646,247

On February 12, 2025, as part of the February 2025 Offering, the Company issued Pre-Funded Warrants to purchase up to 11,250,000 shares of the Company’s Class A common stock at an offering price of $3.9999 per Pre-Funded Warrant, which represents the per share offering price for the Firm Shares less the $0.0001 per share exercise price for each Pre-Funded Warrant. See Note 10—Capital Structure for additional information.

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

The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of March 31, 2025 and December 31, 2024 (in thousands):

		March 31,	December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2025	2024
Right-of-use assets:
Operating leases	Other assets	$464	$613
Finance leases	Property and equipment, net	620	699
Total right-of-use assets		$1,084	$1,312

Lease liabilities:
Operating leases	Accrued and other current liabilities	$487	$644
Finance leases	Finance lease obligation, current portion	81	194
	Finance lease obligation, net of current portion	—	2
Total lease liabilities		$568	$840

Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended
	March 31,
	2025	2024
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$78	$78
Interest on lease liabilities	2	9
Operating lease cost	159	159
Total lease cost	$239	$246

Other information
Finance leases:
Operating cash outflows	$2	$9
Financing cash outflows	$115	$108
Right-of-use assets obtained in exchange for lease liabilities	$—	$—
Weighted-average remaining lease term (in years)	0.3	1.1
Weighted-average discount rate	7.1%	6.6%
Operating leases:
Operating cash outflows	$166	$162
Right-of-use assets obtained in exchange for lease liabilities	$—	$—
Weighted-average remaining lease term (in years)	0.8	1.8
Weighted-average discount rate	7.5%	7.5%

Future minimum lease payments for the Company’s leases as of March 31, 2025, were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2025	$499	$80	$579
2026	—	2	2
2027 and thereafter	—	—	—
Total minimum lease payments	499	82	581
Less: imputed interest	(12)	(1)	(13)
Present value of future lease payments	487	81	568
Less: current portion	(487)	(81)	(568)
Long-term portion	$—	$—	$—

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2025 and December 31, 2024. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

14. Net Loss Per Share

The Company calculates net loss per share of Class A and Class B common stock using the two-class method. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock and pre-funded warrants outstanding for the period, without consideration of potential dilutive securities. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and were fully exercisable after the original issuance date of the pre-funded warrants.

Diluted net loss per share is calculated by dividing the net loss by the sum of the shares used to calculate basic net loss per share plus potential dilutive securities outstanding during the period. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For the three months ended March 31, 2025 and 2024, the Company reported net losses and as such, basic and diluted net loss per share are the same.

As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three months ended March 31, 2025 and 2024.

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	March 31,
	2025	2024
Warrants to purchase Class A common stock	2,646,247	2,712,849
Options to purchase Class A common stock	6,569,511	6,782,011
Restricted stock units outstanding	2,031,395	2,301,763
Total	11,247,153	11,796,623

15. Segment Information

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. While ASU 2023-07 requires incremental disclosures, it does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine reportable segments. This ASU is effective for all public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company adopted this standard effective January 1, 2024, and retrospectively to all prior periods. The adoption impacted the Company's disclosures and did not impact the financial statements.

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

The following table presents segment information for revenue, significant segment expenses, and net loss, as regularly provided to the CODM, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Revenue	$38	$—
Less:
Cost of revenue	40	17
Payroll related expenses	3,900	3,377
Consulting and professional fees	1,833	1,854
Stock-based compensation expense	1,493	1,693
Equipment, lab supplies, and facility expenses	369	476
Clinical studies and outside processing	287	628
Depreciation and amortization(1)	187	213
Other segment items(2)	1,179	839
Loss from operations	(9,250)	(9,097)
Interest expense	(4)	(9)
Other income, net	1,067	1,009
Net loss	$(8,187)	$(8,097)

(1)
Certain amortization amounts are included within cost of revenue.
(2)
Other segment items consist primarily of insurance costs, IT services, travel expenses, marketing expenses, taxes, and other miscellaneous expenses.

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

Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a premature delivery, also known as preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes utilizing results derived from past and future clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients, illustrating these benefits to health care providers, insurance payers and consumers, and providing convenient access to the test through streamlined specimen collection options. Clinical trials conducted to date include the Prediction and Prevention of Preterm Birth, or the PREVENT-PTB Study, Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL, and the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs study, or the PRIME study.

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

In January 2025, key results of the PRIME study were presented at the Society for Maternal Fetal Medicine’s 2025 SMFM Pregnancy Meeting, and an abstract of primary endpoint data was made public in the Pregnancy Journal. Notable results from the PRIME study showed the primary endpoints being met in the prespecified modified intent-to-treat population, or mITT, indicating a 25% reduction in neonatal morbidity and mortality, and an 18% reduction in neonatal hospital length of stay for the approximately

10% of babies who stay beyond the standard number days for routine deliveries. The mITT population excluded any participants at high-risk by the test that didn't receive the treatment bundle. It therefore focused on treatment efficacy. In contrast, a more conservative intent-to-treat analysis, or ITT is often used to assess more real-world benefits of a technology. The ITT analysis, inclusive of subjects who declined treatment, indicated a 20% reduction in neonatal morbidity and mortality, and a 20% reduction in NICU admissions. We are currently seeking publication of full PRIME data, which includes these and other study results, in a highly respected, peer-reviewed journal, and we expect to generate additional publications on exploratory analyses and economic benefits in the coming months.

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

In May 2025, the American College of Obstetricians and Gynecologists, or ACOG, released an updated Clinical Consensus on Tailored Prenatal Care Delivery for Pregnant Individuals. The report includes important updates to prenatal care related to incorporation of risk assessments based on medical, social, and structural drivers of health. Recommendations include changes to the frequency of monitoring via visits, the use of telemedicine, and supportive services. In collaboration with providers, patients can elect to tailor prenatal schedules; for example, fewer proposed visits or evaluations for patients that lack risk factors (e.g., prior pregnancy or medical conditions) and more intense schedules for patients at greater risk.

We recognize ACOG’s emphasis on the importance of risk assessments in prenatal care. Our PRIME study supports the use of the PreTRM test as a component of comprehensive risk assessment in prenatal care, as the PreTRM test results can help direct interventions and limited resources toward those most at risk of preterm birth. We believe that PRIME publication in context of ACOG’s updated statement may create an opportunity for clinical opinion leaders to evaluate and issue guidelines around new technologies that can help with the risk assessments called for by ACOG. Any such developments could potentially influence the adoption of our PreTRM test and affect our future market opportunities.

We believe the substantial health benefits of this model translate very favorably to health economic savings, creating a powerful value proposition to insurance payers. Data from these studies suggests that the number of patients needed to screen, or NNS, to save a NICU admission is 41, and to save a NICU day is only about 3-4. To put this in context, standard of care for short cervix, which utilizes transvaginal ultrasound plus progesterone treatments, has an NNS to save a NICU admission of 150. We plan to integrate data from our studies into our health economic model, which we will make available to prospective customers to help estimate potential economic value from adopting the PreTRM test-and-treat strategy in their institutions.

Beyond demonstration of clinical efficacy and health economic savings, we look forward to studying the effectiveness and implementation of the PreTRM test in a real-world setting. Our real-world evidence implementation programs, targeting to expand PreTRM clinical utility data and replicate randomized controlled trial evidence in the real world, have been developed for study launches anticipated in early 2025. The first of our real-world evidence studies has received approval from an Institutional Review Boards, or IRB, and is expected to begin enrolling patients in the coming months.

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

Our operations are headquartered in Salt Lake City, Utah, including a CLIA-certified laboratory. Since our inception, we have devoted the majority of our efforts and resources to performing research and development, acquiring product rights, raising capital, establishing facilities, conducting clinical trials, and establishing commercial operations to develop and commercialize our testing and analytics products, primarily the PreTRM test. We have largely funded our operations with proceeds from the sale and issuance of convertible preferred stock, debt financings, bank loans, and the sale and issuance of Class A common stock in our initial public offering, or IPO, which was completed in July 2021. In February 2025, we completed an underwritten public offering, or the February 2025 Offering, in which we issued and sold an aggregate of 3,125,000 shares of Class A common stock at a public offering price of $4.00 per share and pre-funded warrants to purchase up to 11,250,000 shares of Class A common stock at an offering price of $3.9999 per pre-funded warrant, including shares of Class A common stock issued upon exercise of the underwriters' option to purchase additional shares in full, resulting in aggregate gross proceeds of approximately $57.5 million. We received approximately $53.6 million in net proceeds from the February 2025 Offering after deducting underwriting discounts and commissions and other offering expenses.

We have incurred significant operating losses since inception. Our net losses were $8.2 million and $8.1 million for the three months ended March 31, 2025 and 2024, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.

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

We will continue to pursue contracts with private and governmental payers and health systems using positive data from the PREVENT-PTB study, the AVERT PRETERM TRIAL, and now the PRIME study, along with real-world evidence studies and other data we plan to generate, and we believe these efforts may eventually result in material revenues. However, if we are unable to secure payer contracts and generate significant market adoption by providers resulting in significant revenues, or if we fail to develop and successfully market our additional tests that generate additional revenues, we may be required to delay, scale back or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.

Key Components of Our Results of Operations

Revenues

Substantially all of our revenue in the near term is expected to come from sales of the PreTRM test. We expect to derive future revenues from PreTRM and other pipeline tests. As we continue to engage with payers and health systems using our latest evidence, we aim to close additional contracts which are expected to eventually result in additional revenues when health care providers order the PreTRM test. We believe market adoption by both health care providers and payers could be aided by the recent publication of the AVERT PRETERM TRIAL results, the future publication of positive PRIME study data, and other evidence generated within the next few years. We believe accessibility of the test for patients could be improved by our recent developments in simplified specimen collection methods, and enhanced awareness and engagement with patients. Revenue from our other pipeline products and services is expected to be dependent on our ability to successfully market them to patients, providers, payers, and, in most cases, a combination of the three.

Operating Expenses

Cost of Revenue

Cost of revenue reflects the aggregate costs incurred in delivering products to customers (e.g., proteomic testing results to clinicians) and includes expenses related to third-party specimen collection and shipping costs, as well as our lab personnel, materials and supplies, equipment, and infrastructure expenses associated with clinical testing, allocated overhead including rent and equipment depreciation, and amortization of certain intangible assets. Some of these components can vary significantly in cost and reliability of supply, and we periodically seek ways to make our supplier network more robust. For example, to address the risk posed by potential disruptions in specimen collection services described in the “Risk Factors” section of this Quarterly Report on Form 10-Q, we have contracted with alternative specimen collection providers beyond those that have traditionally supplied the majority of our needs, and have developed additional collection methods. We expect costs of revenue will generally move in line with the sales of our products.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change
	(in thousands)
	(unaudited)
Revenue	$38	$0	$38
Operating expenses:
Cost of revenue	40	17	23
Research and development	3,334	3,683	(349)
Selling and marketing	1,470	1,227	243
General and administrative	4,444	4,170	274
Total operating expenses	9,288	9,097	191
Loss from operations	(9,250)	(9,097)	(153)
Interest expense	(4)	(9)	5
Other income, net	1,067	1,009	58
Net loss	$(8,187)	$(8,097)	$(90)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change
	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$775	$1,014	$(239)
Research and bioinformatics	1,785	1,806	(21)
Laboratory operations	774	863	(89)
Total research and development expenses	$3,334	$3,683	$(349)

The $0.3 million decrease in total research and development expenses was primarily due to a $0.2 million decrease in clinical study costs and a $0.1 million decrease in laboratory operations costs. The $0.2 million decrease in clinical study costs was primarily due to a $0.2 million decrease in PRIME study costs resulting from stopping enrollment in December 2023 due to efficacy. The $0.1 million decrease in laboratory operations costs was primarily due to a $0.1 million decrease in lab supplies and equipment.

Selling and Marketing Expenses

The $0.2 million increase was due primarily to an increase of $0.2 million in marketing programs and materials as we begin to increase targeted awareness in anticipation of a PRIME study publication.

General and Administrative Expenses

The $0.3 million increase was due primarily to increases of $0.3 million in personnel costs due to increased average headcount and $0.1 million in consulting fees, partially offset by a $0.1 million decrease in stock-based compensation expense.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, the sale and issuance of Class A common stock in our IPO, which was completed in July 2021, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. As of March 31, 2025, we had aggregate cash, cash equivalents, and available-for-sale securities of $114.2 million, and an accumulated deficit of $288.0 million.

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

The 2024 Form S-3 included a prospectus, or the ATM Prospectus Supplement, covering the issuance and sale of up to $50.0 million of shares of Class A common stock pursuant to the sales agreement, dated August 7, 2024, between us and TD Securities (USA) LLC, or TD Cowen, or the 2024 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our Class A common stock having an aggregate offering price of up to $50.0 million, or the ATM Offering.

On February 12, 2025, we completed the February 2025 Offering in which we issued and sold 1,250,000 shares of our Class A common stock at a public offering price of $4.00 per share and pre-funded warrants to purchase up to 11,250,000 shares of our Class A common stock at an offering price of $3.9999 per pre-funded warrant. The gross proceeds to us from the February 2025 Offering were approximately $50.0 million before deducting underwriting discounts and commissions and other offering expenses. On February 14, 2025, we issued and sold an additional 1,875,000 shares of Class A common stock at a public offering price of $4.00 per share after the representatives of the underwriters exercised their option in full to purchase additional shares for additional gross proceeds to us of $7.5 million. We received an aggregate of approximately $53.6 million in net proceeds from the February 2025 Offering after deducting underwriting discounts and commissions and other offering expenses.

In connection with the February 2025 Offering, on February 10, 2025, we terminated the ATM Prospectus Supplement. As a result, we will not make any sales of our shares of Class A common stock under the ATM Offering unless and until a new prospectus or prospectus supplement relating to the shares eligible to be sold in the ATM Offering is filed. Other than the termination of the ATM Prospectus Supplement, the 2024 Sales Agreement remains in full force and effect. We had not sold any shares of Class A common stock under the ATM Offering.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(7,553)	$4,994
Investing activities	(44,802)	(5,689)
Financing activities	53,542	1,054
Net increase in cash and cash equivalents	$1,187	$359

Operating Activities

The net cash used in operating activities during the three months ended March 31, 2025, was primarily due to a net loss of $8.2 million and a decrease in operating assets and liabilities of $1.2 million, partially offset by an increase in non-cash charges of $1.9 million. The net cash provided by operating activities during the three months ended March 31, 2024, was primarily due to an increase in operating assets and liabilities of $11.3 million and non-cash charges of $1.8 million, partially offset by a net loss of $8.1 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025, was primarily due to $56.6 million in purchases of marketable securities, partially offset by $11.8 million in proceeds from maturities and sales of marketable securities. Net cash used in investing activities for the three months ended March 31, 2024, was primarily due to $16.2 million in purchases of marketable securities and $0.7 million in purchases of intangible assets, partially offset by $11.3 million in proceeds from maturities and sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025, was primarily due to $53.6 million in net proceeds from the February 2025 Offering, partially offset by $0.1 million of finance lease principal payments. Net cash provided by financing activities for the three months ended March 31, 2024, was primarily due to $1.2 million in proceeds from employee equity transactions, partially offset by $0.1 million of finance lease principal payments.

Future Funding Requirements

It is likely we will continue to incur significant additional operating losses and negative cash flows for the foreseeable future. We expect our losses in the future to arise principally as a result of our commercialization activities for the PreTRM test and the development, commercialization, marketing, and distribution of our other pipeline products and services, especially the costs of evidence-generating initiatives. There can be no assurance that we will eventually achieve significant revenues or profitability, or if achieved, can sustain either on a continuing basis. If we are unable to achieve significant revenues or raise additional funding, when needed, we may not be able to continue the development or commercialization of our products and services and could be required to delay, scale back, or abandon some or all of our development programs and other operations. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all, particularly in light of the current economic uncertainty, fluctuating interest rates and inflation, tariffs, and the potential for local and/or global economic slowdown or recession.

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
•
the impact of evolving trade policies, including recently imposed tariffs on imported materials and components used in medical diagnostic products, which could increase our costs for critical raw materials, laboratory reagents, specialized equipment, and other supplies necessary for the production, development, and commercialization of our tests and services; and
•
other factors described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the year ended December 31, 2024, are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025. No material changes have occurred during the three months ended March 31, 2025.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025. There have been no significant changes in the application of our critical accounting policies, significant judgments and use of estimates during the three months ended March 31, 2025.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an EGC or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies, reduce disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. As an EGC, we are also not required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, or SOX, as amended. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates and we are not required to provide auditor attestation regarding requirements of Section 404(b) of SOX.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an EGC. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that the market value of our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.

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

Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities, municipal debt securities, and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $1.1 million in the market value of our available-for-sale debt securities as of March 31, 2025. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not intend to sell investments while they are in an unrealized loss position and do not believe we will be required to sell the investments before recovery, which may be maturity.

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

Effects of Inflation

We do not believe inflation has had a material effect on our results of operations during the periods presented. However, an inflationary environment, including the impact of potential imposition or expansion of trade tariffs in the U.S. and the European Union, could affect us by increasing our costs of labor, laboratory supplies, and clinical trials and could adversely affect our business, results of operations, financial position and cash flows, if it continues over the long-term. In addition, increased inflation has had, and if it continues to increase, may have, an effect on interest rates and may adversely affect our borrowing rate and our ability to obtain any potential additional funding.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans, the sale and issuance of Class A common stock in our initial public offering, or the IPO, which was completed in July 2021, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. Our net loss for the three months ended March 31, 2025 and 2024 was $8.2 million and $8.1 million, respectively. As of March 31, 2025, we had an accumulated deficit of $288.0 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop and commercialize new products and services.

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

Our quarterly and annual results of operations, including our revenues, gross margin, net loss, and cash flows, may vary from period to period as a result of a variety of factors, many of which are outside of our control, including those listed elsewhere in this “Risk Factors” section, and as a result, period-to-period comparisons of our operating results may not be meaningful. Our quarterly and annual results should not be relied upon as an indication of future performance. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results. Further, evolving trade policies, including recently imposed tariffs on imported materials and components used in medical diagnostics, could increase our costs for critical raw materials, laboratory reagents, and specialized equipment, disrupt our supply chain, or delay production timelines, all of which could contribute to fluctuations in our quarterly and annual results. Fluctuations in quarterly and annual results and key metrics may cause our results to fall below our financial guidance, if any, or other projections or goals, or the expectations of analysts or investors, which could adversely affect the price of our Class A common stock.

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

We have limited experience as a company in sales and marketing and our ability to achieve profitability depends on our being able to attract customers for the PreTRM test and our future products or services. Although members of our management team have considerable industry experience, successfully commercializing the PreTRM test will require adapting our sales, marketing, distribution, and customer service and support capabilities to current and ever-changing market conditions. To perform sales, marketing, distribution, and customer service and support successfully, we will face a number of risks, including:

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

We currently operate a CLIA-certified laboratory facility in Salt Lake City, Utah, which processes the PreTRM test and likely any other future test that is or will be the source of substantially all of our revenues. Our facility could be harmed or rendered inoperable, or our supplies or other assets could be damaged or destroyed, by natural or man-made disasters, including earthquakes, severe weather, flooding, power outages, and contamination, including as a result of a public health threat, which may render it difficult or impossible for us to operate our business and/or perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable — for even a short period of time — may harm our reputation and result in a material adverse effect on our revenues.

The marketing, sale, and use of the PreTRM test and any other products that we develop in the future could result in substantial damages arising from product liability or professional liability claims that exceed our resources.

The marketing, sale, and use of the PreTRM test and any other products that we develop and commercialize in the future could lead to product liability claims against us if someone were to allege that the PreTRM test or any future product failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by the PreTRM test and other future products or services. Even though the PreTRM test is highly accurate, no test is 100% accurate, and we may report false results. In such a scenario, the patient or her family may file a lawsuit against us claiming product or professional liability. In addition, any design or performance defects in our products could lead to corrective actions and/or the discontinuation of a product from the market.

A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims, or the financial and reputational consequences of a product discontinuation or significant corrective action plan. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. As we attempt to bring new products to market, we may need to increase our product liability coverage, which would be a significant additional expense that we may not be able to afford. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of PreTRM testing or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

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

Peer-reviewed publications regarding our products and product candidates may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from clinical studies, as well as delays in the review, acceptance, and publication process. If our products or product candidates or the technology underlying our current or future products or product candidates do not receive sufficient favorable exposure in peer-reviewed publications, or are not published, the rate of health care provider adoption of our tests and positive reimbursement coverage decisions for our tests and other products could be negatively affected. The publication of clinical data in peer-reviewed journals can be a crucial step in commercializing and obtaining reimbursement for clinical diagnostic tests, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA marketing authorizations should we be required to submit applications to the FDA or other health authorities seeking such authorizations.

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

We source components of our technology from third parties and certain components are sole sourced. Obtaining substitute components may be difficult or require us to re-design our products. We expect to continue to depend on third-party contract suppliers for the foreseeable future. Any natural or other disasters, pandemics, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party suppliers’ facilities that cause a loss of manufacturing capacity or a reduction in the quality of the items manufactured would heighten the risks that we face. In addition, inflation, global supply chain disruptions, and evolving trade policies, including recently imposed tariffs on certain raw materials, laboratory reagents, and specialized equipment used in diagnostics, may have a negative impact on our third-party contract suppliers’ ability to acquire the materials necessary for our business and we could incur higher costs for certain goods or services, face delays in manufacturing, or encounter supply shortages due to inflation or increased freight costs. Changes to, failure to renew or termination of our existing agreements or our inability to enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization efforts. Our failure to maintain a continued and cost-effective supply of high-quality components could materially and adversely harm our business, operating results, and financial condition.

In addition, our Sera-branded specimen collection kits are produced by a third-party supplier. If demand for the kit increases significantly, we will need to either expand production capabilities through our existing third-party manufacturer or outsource to other manufacturers. If our third-party supplier fails to manufacture and deliver the collection kit in a timely manner for any reason, including as a result of supply chain failures, tariffs, or regulatory non-compliance or other quality-related issues, our future relationships with our customers could be seriously harmed. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to increase the production of the recently developed collection kit or that we may be able to increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot have the collection kit manufactured consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to continue performing tests and generating revenues.

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

We may establish operations or develop material partnerships outside the United States, and such operations or partnerships may become material to our business. Therefore, we may become subject to risks related to operating in foreign countries, which include unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements; other laws and regulatory requirements to which our business activities abroad may be subject, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; changes in the political or economic condition of a specific country or region, including Russia’s invasion of Ukraine, the conflict in the Middle East, and the potential for a wider European or global conflict; fluctuations in the value of foreign currencies versus the U.S. dollar; volatility in inflation and interest rates; potential for local and/or global economic slowdown or recession; our ability to deploy overseas funds in an efficient manner; tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), and other trade barriers; global instability from an outbreak of pandemic or contagious disease; difficulties in attracting and retaining qualified personnel; and cultural differences in the conduct of business. For example, recent developments in U.S. trade policy, including the imposition of new tariffs on certain materials and components used in medical diagnostics, could adversely affect our cost of goods sold, supply chain reliability, and market access. Retaliatory trade measures by foreign governments could target U.S. healthcare or diagnostic products, increasing barriers to foreign sales of our product candidates. Changes impacting our ability to conduct business outside of the United States, or changes to the regulatory regime applicable to our operations in countries outside of the United States (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.

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

Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. In early 2025, the United States imposed a 25% tariff on imports from Canada and Mexico and increased tariffs on imports from China to 145%. On April 2, 2025, a universal 10% tariff on all U.S. imports was announced, with higher tariffs ranging from 11% to 50% on imports from 57 countries, effective April 9, 2025, which were subsequently suspended for 90 days for most countries, while the 10% universal tariff remains in effect. These measures have led to retaliatory tariffs from affected countries, including China and Canada, and have contributed to increased trade tensions and economic uncertainty. Political tensions as a result of such trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Inadequate funding for the SEC and other government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown or reduction in force, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of governmental agencies to meet their mandates can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. In early 2025, following the inauguration of President Trump, the Trump Administration began implementing a large-scale reduction of the federal government workforce as well as major organizational changes and consolidating throughout the executive branch. The impact of mass layoffs at governmental offices with which we interact is unclear at this time, and organizational changes remain fluid. If a prolonged government shutdown or slowdown occurs, or a significant reduction in force makes it difficult for offices with which we interact to respond timely, it could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are subject to a variety of complex federal and state laws and regulations applicable to the submission of claims for payment for our testing services. If a third-party payer or a regulatory or enforcement agency, or, in some cases, a qui tam relator, believes or alleges that we engaged in improper billing practices—including, but not limited to, not adequately pursuing patient cost share responsibilities or submitting improper CPT codes, multipliers or modifiers on our claims—we may be subject to investigation and/or enforcement actions under federal and/or state law.

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

The health care industry in which we operate is highly regulated, and failure to comply with applicable regulatory, supervisory, accreditation, registration, or licensing requirements may adversely affect our business, operating results, and financial condition. The laws and regulations governing our research and marketing efforts are extremely complex and in many instances, there are no clear regulatory or judicial interpretations of these laws and regulations, which increases the risk that we may be found to be in violation of these laws.

Furthermore, the industry is growing, and regulatory agencies such as HHS, CMS, or the FDA may apply heightened scrutiny to new developments. While we have taken steps to ensure compliance with current regulatory frameworks in all material respects as historically enforced by the applicable regulatory agencies, given the highly complex and often unclear guidelines, there could be areas where we are unintentionally and unknowingly noncompliant. Any change in the federal or state laws or regulations relating to our business may require us to implement changes to our business or practices, and we may not be able to do so in a timely or cost-effective manner. Should we be found to be noncompliant with current or future regulatory requirements, we may be subject to sanctions that could include changes to our operations, adverse publicity, substantial financial penalties, exclusion from state and federal health care programs, and criminal proceedings, which may adversely affect our business, operating results, and financial condition by increasing our cost of compliance or limiting our ability to develop, market, and commercialize our products.

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

We launched the PreTRM test as an LDT and may in the future develop other tests that would be considered to be LDTs. Although historically the FDA applied a policy of enforcement discretion with respect to LDTs whereby the agency did not generally actively enforce the IVD medical device regulatory requirements for such tests, in May 2024, the FDA issued a final rule aimed at regulating LDTs under the current medical device framework and phasing out its current enforcement discretion policy for this category of diagnostic tests over several years. This FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other in vitro diagnostic tests.

The FDA’s final rule provided that the LDT enforcement policy phase-out process would occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests were expected to be in compliance at the 4-year mark.

On May 29, 2024, the American Clinical Laboratory Association and one of its members filed a complaint against the FDA in the Eastern District of Texas, alleging that the agency does not have authority to promulgate the LDT final rule and seeking to vacate the FDA’s action. A second lawsuit was also filed against the FDA by the Association for Molecular Pathology on August 19, 2024, in the Southern District of Texas, and subsequently the two cases were consolidated into a single action pending in the Eastern District of Texas. Arguments in the consolidated case took place on February 19, 2025, and on March 31, 2025, the district court judge issued a decision that vacated the FDA’s final rule on the grounds that the agency did not have authority under the FD&C Act to promulgate it. If the Trump Administration does not appeal this district court ruling and the FDA’s final rule is not implemented, we will not become subject to existing medical device regulatory requirements as was expected under the final rule prior to the court’s decision.

Stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, although it is unclear whether any future legislative efforts towards such a goal would be successful.

If the recent court decision is appealed and the FDA’s LDT final rule is reinstated, we could become subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements, and quality control requirements with respect to our currently marketed PreTRM test. Further, any future version of the PreTRM test, as well as any other future LDTs we may develop, could become subject to more onerous regulation by the FDA, if and when the FDA begins to actively enforce premarket submission regulations with respect to LDTs, whether as a result of new legislative authority in the future or under the May 2024 LDT final rule. Depending upon the risk classification of each individual test, we may be required to obtain premarket clearance for future tests under Section 510(k) of the FDC Act or approval of a premarket approval application, or PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from 3 to 12 months, but it can take significantly longer, and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from 1 to 3 years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process.

However, if the FDA were to disagree with our conclusion that the currently marketed PreTRM test meets the criteria to be considered an LDT, and the agency thus asserts that the existing PreTRM test is subject to the FDA’s medical device authorities and implementing regulations, the agency could require that we obtain premarket approval or another type of device premarket authorization in order for us to continue commercializing the PreTRM test. As part of such a process, we may be required to conduct additional clinical testing before applying for commercial marketing authorization. Clinical trials must be conducted in compliance with FDA regulations in order to support a marketing submission to the agency for a regulated product, or the FDA may take certain enforcement actions or reject the data. Performing additional, new clinical studies and trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize the PreTRM test, any or all of which would adversely impact our business. Any such clinical trial may need to comply with recent amendments to the FD&C Act requiring sponsors of most clinical studies of investigational devices to develop and submit a diversity action plan to the FDA. If we were to be required to develop a diversity action plan for any future clinical trial, such an obligation could result in further costs and potentially delay our ability to begin such a clinical trial.

The outcome and ultimate impact on our business of any future changes to the federal government’s regulation of LDTs is difficult to predict.

Furthermore, should it be required in the future, we cannot be sure that premarket submissions for the PreTRM test, any new tests that we may develop, or new uses for our products that we may develop, will be reviewed and authorized for marketing by the FDA in a timely or cost-effective manner, if authorized at all. Even if such tests are authorized for marketing by the FDA, the agency could limit the test’s indications for use, which may significantly limit the market for that product and may adversely affect our business and financial condition. In addition, failure to comply with any applicable FDA requirements could trigger a range of governmental enforcement actions, including but not limited to warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations and denial of or challenges to applications for marketing authorization, as well as significant adverse publicity.

If we were to be required by the FDA to conduct additional clinical studies before continuing to offer the PreTRM test or future tests that we may develop as LDTs, those studies could lead to delays or failure to obtain necessary regulatory authorization, which could cause significant delays in commercializing any future products and harm our ability to achieve profitability.

If the FDA decides to require that we obtain any form or type of premarket authorization in order for us to commercialize our current PreTRM test or any future tests developed as LDTs, whether as a result of new legislative authority or based on its determination that the PreTRM test does not meet the definition of an LDT, we may be required to conduct additional clinical testing before submitting a regulatory submission for commercial marketing authorization. Clinical trials to support marketing authorization from the FDA must be conducted in compliance with various regulatory requirements, including investigational device exemption regulations and good clinical practices, or else the FDA may take certain enforcement actions or reject the data. Such clinical trials may take several years to design and conduct, and they are often expensive and resource-driven.

Further, even if clinical trials are completed as planned, we cannot be certain that their results would be able to support the PreTRM or future test’s claims or that the FDA will agree with our conclusions regarding the results of our clinical trials. If we are required to conduct clinical trials to support a premarket submission to the FDA, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase the development costs for the PreTRM test or any future tests and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory authorization. See related risks described above at “The results of our clinical trials and studies may not support the use of our tests and other product candidates, or may not be replicated in later studies.”

The Federal Trade Commission and/or state enforcement or regulatory agencies may object to the methods and materials we use to promote our tests, our services or our nonmedical products and initiate enforcement against us, which could adversely affect our business and financial condition.

The Federal Trade Commission, or FTC, and/or state enforcement or regulatory agencies (including but not limited to the offices of state attorneys general) may object to the materials and methods we use to promote our current tests or other LDTs we may develop in the future, including with respect to the product claims in our promotional materials, as well as our testing services and nonmedical products such as our recently developed LikeMineTM webapp, and may initiate enforcement actions against us. Enforcement actions by the FTC or comparable state consumer protection agencies may include, among others, injunctions, civil penalties, and equitable monetary relief. Recently the FTC has become more active in its scrutiny of health claims used in advertising goods and services, including through its publication of a sweeping “health products compliance guidance” document in December 2022.

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

In addition, California voters also approved a new privacy law, the California Privacy Rights Act, or CPRA, on November 3, 2020, which went into effect in January 2023, with enforcement commencing in July 2023. CPRA modifies the CCPA significantly, resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. The CPRA imposes additional obligations on companies covered by the legislation and expands consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new regulatory entity, the California Privacy Protection Agency, which is vested with authority to implement and enforce the CCPA and the CPRA. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. A number of other U.S. states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland,

Montana, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia have proposed or enacted comprehensive privacy laws, and additional states are likely to follow.

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

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, or the EU, including personal health data, is subject to the EU’s General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Our operations currently do not subject us to the GDPR. However, contemplated new initiatives, e.g., marketing the PreTRM test or conducting research in a member country of the EU, may subject us to and require us to comply with the GDPR.

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

While we believe that the Sunshine Act does not apply to our business, we cannot guarantee that the federal government or other regulators will agree with our determination. Moreover, we could become subject to Sunshine Act reporting requirements if the FDA requires us to obtain premarket authorization for our tests as medical devices (because the agency determines that the PreTRM test does not fall within the scope of the agency’s existing LDT definition) or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act. A determination that we have violated these laws and related CMS regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business.

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

In addition, the stock market in general, and the market for diagnostics companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies, including as a result of inflationary pressures, supply chain disruptions, evolving trade policies such as the imposition of new tariffs or the expansion of tariffs affecting medical diagnostics and pharmaceutical products under the current U.S. administration, and broader geopolitical instability. Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

We are also a smaller reporting company, meaning that the market value of our Class A common stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (1) the market value of our Class A common stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our Class A common stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an EGC we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements:

During the quarter ended March 31, 2025, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined by the SEC rules.

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

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40606) filed with the SEC on February 12, 2025).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

SERA PROGNOSTICS, INC.

Date: May 7, 2025	/s/ Zhenya Lindgardt
Zhenya Lindgardt
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	/s/ Austin Aerts
Austin Aerts
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)