Form 10-Q
period 2025-06-30
SERA PROGNOSTICS, INC.
filed 2025-08-06
CIK 1534969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 37,094,109 and 967,759 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SERA PROGNOSTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$5,016	$4,043
Marketable securities	35,144	42,193
Accounts receivable	17	34
Prepaid expenses and other current assets	693	1,330
Total current assets	40,870	47,600
Property and equipment, net	1,204	1,239
Long-term marketable securities	68,351	21,973
Intangible assets, net	968	1,026
Other assets	435	737
Total assets	$111,828	$72,575
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,063	$1,969
Accrued and other current liabilities	2,296	2,384
Finance lease obligation, current portion	23	194
Deferred revenue	20,220	20,223
Total current liabilities	23,602	24,770
Finance lease obligation, net of current portion	—	2
Total liabilities	23,602	24,772
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 37,058,395 and 33,206,909 Class A shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; 1,500,000 Class B shares authorized; 967,759 Class B shares issued and outstanding as of June 30, 2025 and December 31, 2024.	4	3
Additional paid-in capital	384,104	327,534
Accumulated other comprehensive income	145	60
Accumulated deficit	(296,027)	(279,794)
Total stockholders' equity	88,226	47,803
Total liabilities and stockholders' equity	$111,828	$72,575

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$17	$24	$55	$24
Operating expenses:
Cost of revenue	41	20	81	37
Research and development	3,337	4,406	6,671	8,089
Selling and marketing	1,821	1,099	3,291	2,326
General and administrative	4,138	3,752	8,582	7,922
Total operating expenses	9,337	9,277	18,625	18,374
Loss from operations	(9,320)	(9,253)	(18,570)	(18,350)
Interest expense	(2)	(8)	(6)	(17)
Other income, net	1,276	958	2,343	1,967
Net loss	$(8,046)	$(8,303)	$(16,233)	$(16,400)
Net loss per share, basic and diluted	$(0.16)	$(0.25)	$(0.36)	$(0.50)
Weighted-average shares outstanding, basic and diluted	49,066,398	32,932,903	45,536,846	32,576,470
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities, net of tax	$69	$(30)	$85	$(196)
Total other comprehensive income (loss)	69	(30)	85	(196)
Comprehensive loss	$(7,977)	$(8,333)	$(16,148)	$(16,596)

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	34,174,668	$3	$327,534	$60	$(279,794)	$47,803
Issuance of common stock upon exercise of stock options	45,949	—	47	—	—	47
Issuance of restricted stock units	318,154	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $3.9 million	3,125,000	1	53,610	—	—	53,611
Stock-based compensation expense	—	—	1,493	—	—	1,493
Other comprehensive income	—	—	—	16	—	16
Net loss	—	—	—	—	(8,187)	(8,187)
Balance as of March 31, 2025	37,663,771	4	382,684	76	(287,981)	94,783
Issuance of common stock upon exercise of stock options	519	—	1	—	—	1
Issuance of restricted stock units	305,220	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	56,644	—	75	—	—	75
Stock-based compensation expense	—	—	1,344	—	—	1,344
Other comprehensive loss	—	—	—	69	—	69
Net loss	—	—	—	—	(8,046)	(8,046)
Balance as of June 30, 2025	38,026,154	4	384,104	145	(296,027)	88,226

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	31,704,272	$3	$317,066	$(15)	$(246,896)	$70,158
Issuance of common stock upon exercise of stock options	425,749	—	1,162	—	—	1,162
Issuance of restricted stock units	431,152	—	—	—	—	—
Common stock warrant exercises	6,168	—	—	—	—	—
Stock-based compensation expense	—	—	1,693	—	—	1,693
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(8,097)	(8,097)
Balance as of March 31, 2024	32,567,341	3	319,921	(181)	(254,993)	64,750
Issuance of common stock upon exercise of stock options	464,305	—	1,258	—	—	1,258
Issuance of restricted stock units	287,729	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	32,669	—	55	—	—	55
Common stock warrant exercises	1,803	—	—	—	—	—
Stock-based compensation expense	—	—	2,023	—	—	2,023
Other comprehensive loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(8,303)	(8,303)
Balance as of June 30, 2024	33,353,847	3	323,257	(211)	(263,296)	59,753

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(16,233)	$(16,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453	421
Stock-based compensation	2,837	3,716
Non-cash lease expense	301	278
Non-cash investment income, net	39	(632)
Other	(5)	16
Changes in operating assets and liabilities:
Accounts receivable	17	59
Other receivables	19	11,310
Prepaid expenses and other assets	603	203
Accounts payable	(967)	(42)
Accrued and other current liabilities	(87)	144
Deferred revenue	(3)	(7)
Net cash used in operating activities	(13,026)	(934)
Cash flows from investing activities
Purchases of marketable securities	(71,863)	(26,556)
Proceeds from maturities and sales of marketable securities	32,586	26,735
Purchases of property and equipment	(284)	(22)
Purchase of intangible asset	—	(697)
Net cash used in investing activities	(39,561)	(540)
Cash flows from financing activities
Proceeds from public offering of common stock, net of issuance costs	53,610	—
Proceeds from exercise of stock options	48	2,420
Proceeds from employee stock purchase plan	75	55
Finance lease principal payments	(173)	(217)
Net cash provided by financing activities	53,560	2,258
Net increase in cash and cash equivalents	973	784
Cash and cash equivalents at beginning of period	4,043	3,880
Cash and cash equivalents at end of period	$5,016	$4,664
Supplemental disclosure of cash flow information
Cash paid for interest	$6	$17
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$76	$8

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Description of the Business

Sera Prognostics, Inc. (the “Company”) is a women’s health company utilizing its proprietary proteomics and bioinformatics platform and significant data resources to improve maternal and neonatal health by discovering, developing, and commercializing blood-based biomarker tests and predictive analytic products and services. The Company was incorporated in the State of Delaware on January 17, 2008, and its operations are located in Salt Lake City, Utah, including a Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory.

Since its inception, the Company’s activities have consisted of performing research and development and conducting clinical studies for its pipeline products and services, acquiring product rights, raising capital, establishing facilities, and organizing commercial operations to market its testing and analytics products, primarily the PreTRM test.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2024, has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, or any other period.

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

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

The Company’s financial statements as of and for the three and six months ended June 30, 2025, reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of fluctuations in inflation and interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASC Subtopic 220-40)—Disaggregation of Income Statement Expenses, which enhances the transparency and comparability of financial statements by requiring companies to disclose more granular information about expense components. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its financial statements and related disclosures.

3. Cash, Cash Equivalents and Marketable Securities

The Company has classified its marketable securities as available-for-sale. The Company’s cash, cash equivalents and marketable securities by major security type as of June 30, 2025 and December 31, 2024, were as follows (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,131	$—	$—	$1,131
Money market funds	3,885	—	—	3,885
Total cash and cash equivalents	5,016	—	—	5,016
Current marketable securities:
Commercial paper	2,956	—	(2)	2,954
Corporate debt securities	29,080	39	(3)	29,116
Municipal debt securities	3,070	4	—	3,074
Total current marketable securities	35,106	43	(5)	35,144
Long-term marketable securities:
Corporate debt securities	49,188	129	(9)	49,308
Municipal debt securities	5,632	9	—	5,641
U.S. federal agency securities	13,424	—	(22)	13,402
Total long-term marketable securities	68,244	138	(31)	68,351
Total cash, cash equivalents and marketable securities	$108,366	$181	$(36)	$108,511

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,983	$—	$—	$1,983
Money market funds	2,060	—	—	2,060
Total cash and cash equivalents	4,043	—	—	4,043
Current marketable securities:
Commercial paper	1,449	—	(3)	1,446
Corporate debt securities	26,701	84	—	26,785
U.S. federal agency securities	9,453	8	(2)	9,459
U.S. government securities	4,502	1	—	4,503
Total current marketable securities	42,105	93	(5)	42,193
Long-term marketable securities:
Corporate debt securities	16,066	36	(5)	16,097
Municipal debt securities	3,072	—	—	3,072
U.S. federal agency securities	2,863	—	(59)	2,804
Total long-term marketable securities	22,001	36	(64)	21,973
Total cash, cash equivalents and marketable securities	$68,149	$129	$(69)	$68,209

The following tables summarize the Company’s available-for-sale debt securities and cash equivalents with unrealized losses as of June 30, 2025 and December 31, 2024, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$2,954	$(2)	$—	$—	$2,954	$(2)
Corporate debt securities	10,595	(12)	—	—	10,595	(12)
U.S. federal agency securities	13,402	(22)	—	—	13,402	(22)
Total	$26,951	$(36)	$—	$—	$26,951	$(36)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$1,446	$(3)	$—	$—	$1,446	$(3)
Corporate debt securities	4,059	(5)	—	—	4,059	(5)
U.S. federal agency securities	2,804	(59)	3,021	(2)	5,825	(61)
Total	$8,309	$(67)	$3,021	$(2)	$11,330	$(69)

As of June 30, 2025 and December 31, 2024, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than three years.

During the six months ended June 30, 2025, the Company received approximately $2.5 million in proceeds from the sale of an available-for-sale security prior to maturity. There was an immaterial amount of gain realized on the sale.

The Company’s marketable securities classified by contractual maturities as of June 30, 2025, were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$35,106	$35,144
Due after one year through five years	68,244	68,351
Total	$103,350	$103,495

4. Property and Equipment

The following table presents the components of property and equipment, net, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Laboratory equipment	$5,741	$5,663
Computer equipment	1,329	1,099
Leasehold improvements	772	772
Software	1,141	1,141
Furniture and fixtures	320	320
Total property and equipment	9,303	8,995
Less accumulated depreciation and amortization	(8,099)	(7,756)
Property and equipment, net	$1,204	$1,239

Depreciation and amortization expense was $0.2 million for each of the three months ended June 30, 2025 and 2024. Depreciation and amortization expense was $0.4 million for each of the six months ended June 30, 2025 and 2024.

5. Intangible Assets, Net

The following table summarizes intangible assets, net as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Domain names	$697	$—	$697	$697	$—	$697
Definite-lived intangible assets:
Software developed for sale	348	(77)	271	348	(19)	329
Total intangible assets	$1,045	$(77)	$968	$1,045	$(19)	$1,026

The Company’s software developed for sale was placed in service in November 2024 and is being amortized on a straight-line basis over a three-year useful life. Amortization expense was $29 thousand and $58 thousand for the three and six months ended June 30, 2025, respectively, and is recorded in cost of revenue. No amortization expense was recorded for each of the three and six months ended June 30, 2024.

6. Accrued and Other Current Liabilities

The following table presents the components of accrued and other current liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Accrued compensation	$865	$1,041
Accrued vacation	574	403
Operating lease liability, current portion	328	644
Other current liabilities	529	296
Total accrued and other current liabilities	$2,296	$2,384

7. Other Income, Net

The following table presents the components of other income, net, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income	$1,194	$671	$2,115	$1,341
Investment income, net	82	287	228	626
Other income, net	$1,276	$958	$2,343	$1,967

8. Fair Value Measurements

As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.

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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of June 30, 2025:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$3,885	$—	$—
Marketable securities:
Commercial paper	—	2,954	—
Corporate debt securities	—	78,424	—
Municipal debt securities	—	8,715	—
U.S. federal agency securities	—	13,402	—
Total assets	$3,885	$103,495	$—

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

9. Related Party Transactions

Commercial Collaboration Agreement

In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.1 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $1.4 million for the three and six months ended June 30, 2025 and 2024, respectively, which were recorded in research and development expenses in the Company’s condensed statements of operations and comprehensive loss. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. In December 2023, enrollment in the PRIME study was stopped due to efficacy, and as such, there was no revenue recognized related to this agreement for the three and six months ended June 30, 2025. There was an immaterial amount of revenue recognized related to this agreement for the three and six months ended June 30, 2024.

In February 2021, the Company entered into a commercial collaboration agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health agreed to purchase a certain minimum number of tests for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $11.2 million under the Commercial Collaboration Agreement during the six months ended June 30, 2024, which amount was related to the minimum payments for the year ended December 31, 2023. Such minimum payments were initially recorded as deferred revenue and are recognized as revenue when the Company delivers PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. The Company also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health. Unless earlier terminated due to breach, the Commercial Collaboration Agreement will remain in effect until the later of (a) the third anniversary of the effective date or (b) the date on which Elevance Health has purchased a fixed number of PreTRM tests as agreed by the parties.

The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three and six months ended June 30, 2025 and 2024.

Public Offering

As part of the underwritten public offering in February 2025 described in Note 10—Capital Structure, entities affiliated with one of the Company’s principal stockholders purchased Pre-Funded Warrants to purchase an aggregate of 11,250,000 shares of Class A common stock, at a public offering price of $3.9999 per Pre-Funded Warrant. One of the Company’s other principal stockholders purchased an aggregate of 625,000 shares of Class A common stock in the public offering at a public offering price of $4.00 per share.

10. Capital Structure

The Company has two authorized classes of common stock, Class A and Class B. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote and shares of Class B common stock are non-voting. Each share of Class B common stock may be converted at any time to one share of Class A common stock at the option of its holder, subject to the ownership limitations provided for in the Company’s amended and restated certificate of incorporation, as amended.

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

The following shares of Class A common stock were reserved for future issuance:

	June 30,	December 31,
	2025	2024
Warrants to purchase Class A common stock	13,896,247	2,646,247
Options to purchase Class A common stock	6,778,649	6,113,155
Restricted stock units outstanding	1,895,616	1,631,162
Class A common stock available for future grants under the 2021 Equity Incentive Plan	1,799,984	2,071,498
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	1,335,718	1,060,293
Total	25,706,214	13,522,355

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

The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors, and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over either a two-year or a four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of June 30, 2025, there were 1,799,984 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of June 30, 2025, there were 1,335,718 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options

Unless otherwise noted, references to “options” in the subsequent disclosures, refer to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding – December 31, 2024	6,113,155	$3.91	6.3	$27,008
Granted	781,957	3.28
Expired	—	—
Cancelled	(69,995)	4.32
Exercised	(46,468)	1.03
Outstanding – June 30, 2025	6,778,649	$3.85	6.3	$3,143
Vested and expected to vest at June 30, 2025	6,615,167	$3.86	6.2	$3,107
Vested and exercisable at June 30, 2025	5,686,381	$3.90	5.8	$2,863

RSUs

The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding – December 31, 2024	1,631,162	$2.60
Granted	942,317	3.60
Forfeited	(54,489)	3.97
Vested	(623,374)	2.73
Outstanding – June 30, 2025	1,895,616	$3.01

Stock-Based Compensation Expense

The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development expense	$453	$918	$909	$1,444
Sales and marketing expense	67	92	166	177
General and administrative expense	824	1,013	1,762	2,095
Total employee stock-based compensation	$1,344	$2,023	$2,837	$3,716

The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of June 30, 2025, was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$2,053	2.3
RSUs	4,223	2.7
Total unrecognized stock-based compensation expense	$6,276

12. Warrants

All outstanding common stock warrants were exercisable immediately when granted and are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	June 30, 2025	December 31, 2024
$0.0001	11,250,000	—
9.03	969,275	969,275
10.84	946,666	946,666
12.38	8,083	8,083
20.77	722,223	722,223
	13,896,247	2,646,247

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

The following table shows right-of-use assets and lease liabilities and the associated financial statement line items as of June 30, 2025 and December 31, 2024 (in thousands):

		June 30,	December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2025	2024
Right-of-use assets:
Operating leases	Other assets	$313	$613
Finance leases	Property and equipment, net	542	699
Total right-of-use assets		$855	$1,312

Lease liabilities:
Operating leases	Accrued and other current liabilities	$328	$644
Finance leases	Finance lease obligation, current portion	23	194
	Finance lease obligation, net of current portion	—	2
Total lease liabilities		$351	$840

Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$78	$78	$157	$157
Interest on lease liabilities	1	8	3	17
Operating lease cost	159	159	318	318
Total lease cost	$238	$245	$478	$492

Other information
Finance leases:
Operating cash outflows	$1	$8	$3	$17
Financing cash outflows	$58	$109	$173	$217
Weighted-average remaining lease term (in years)	0.2	0.9	0.2	0.9
Weighted-average discount rate	8.0%	6.6%	8.0%	6.6%
Operating leases:
Operating cash outflows	$166	$162	$333	$323
Weighted-average remaining lease term (in years)	0.5	1.5	0.5	1.5
Weighted-average discount rate	7.5%	7.5%	7.5%	7.5%

Future minimum lease payments for the Company’s leases as of June 30, 2025, were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2025	$333	$22	$355
2026	—	2	2
2027 and thereafter	—	—	—
Total minimum lease payments	333	24	357
Less: imputed interest	(5)	(1)	(6)
Present value of future lease payments	328	23	351
Less: current portion	(328)	(23)	(351)
Long-term portion	$—	$—	$—

Operating Leases

The Company leases a total of approximately 24,300 square feet of office and laboratory space under a single non-cancelable operating lease with a termination date of December 31, 2025. The implicit rate provided in the Company’s operating lease is not readily determinable. As such, the Company uses its incremental borrowing rate to calculate the present value of its operating lease liabilities.

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

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2025 and December 31, 2024. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Diluted net loss per share is calculated by dividing the net loss by the sum of the shares used to calculate basic net loss per share plus potential dilutive securities outstanding during the period. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For each of the three and six months ended June 30, 2025 and 2024, the Company reported net losses and as such, basic and diluted net loss per share are the same.

As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three and six months ended June 30, 2025 and 2024.

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	June 30,
	2025	2024
Warrants to purchase Class A common stock	2,646,247	2,649,720
Options to purchase Class A common stock	6,778,649	6,336,742
Restricted stock units outstanding	1,895,616	2,118,834
Total	11,320,512	11,105,296

15. Segment Information

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. While ASU 2023-07 requires incremental disclosures, it does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine reportable segments. ASU 2023-07 is effective for all public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company adopted this standard effective January 1, 2024, and retrospectively to all prior periods. The adoption impacted the Company's disclosures and did not impact the financial statements.

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

The Company’s revenue was generated in the U.S. for all periods presented and its assets are all located in the United States. Since the Company operates as one operating segment, total segment assets are equivalent to total assets reported on the condensed balance sheets.

The following table presents segment information for revenue, significant segment expenses, and net loss, as regularly provided to the CODM, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$17	$24	$55	$24
Less:
Cost of revenue	41	20	81	37
Payroll related expenses	3,992	3,257	7,892	6,635
Consulting and professional fees	2,042	1,479	3,875	3,332
Stock-based compensation expense	1,344	2,023	2,837	3,716
Equipment, lab supplies, and facility expenses	434	447	803	923
Clinical studies and outside processing	430	1,239	717	1,867
Depreciation and amortization(1)	208	208	395	421
Other segment items(2)	846	604	2,025	1,443
Loss from operations	(9,320)	(9,253)	(18,570)	(18,350)
Interest expense	(2)	(8)	(6)	(17)
Other income, net	1,276	958	2,343	1,967
Net loss	$(8,046)	$(8,303)	$(16,233)	$(16,400)

(1)
Certain amortization amounts are included within cost of revenue.
(2)
Other segment items consist primarily of insurance costs, IT services, travel expenses, marketing expenses, taxes, and other miscellaneous expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview

We are a women’s health company utilizing our proprietary proteomics and bioinformatics platform and significant data resources to improve maternal and neonatal health by discovering, developing, and commercializing blood-based biomarker tests and predictive analytic products and services. Our vision is to deliver pivotal and actionable information to pregnant women, their physicians, and health care payers to significantly enhance a mother’s pregnancy journey, improve maternal and neonatal health, and reduce health care costs. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing, data, and economic analysis enables us to provide physicians and expectant mothers with personally insightful, clinically meaningful, and economically impactful information designed to improve the pregnancy experience and outcomes for mothers and babies.

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

Preterm birth is a major health risk that strains the U.S. healthcare system both clinically and economically. The 2024 March of Dimes Report Card shows that the preterm birth rate is now 10.4% of U.S. births, or 1 in 10, earning the nation a D+ grade for the third consecutive year. Preterm birth causes numerous medical issues requiring more time spent in the hospital, increases in pediatric care and lifelong health complications, and is estimated to contribute to approximately 34% of newborn deaths (Callaghan WM, et al. The Contribution of Preterm Birth to Infant Mortality Rates in the United States.) Critically, identifying patients at higher risk of preterm birth is a clinical challenge where at least 50% of pregnant women who deliver prematurely had no known risk factors (Institute of Medicine (US) Committee on Understanding Premature Birth and Assuring Healthy Outcomes. Preterm Birth: Causes, Consequences, and Prevention. Behrman RE, Butler AS, editors. Washington (DC): National Academies Press (US); 2007. PMID: 20669423), limiting the opportunity to receive any personalized treatments or interventions that could potentially improve this outcome. According to the American College of Obstetricians and Gynecologists, or ACOG, “an effective treatment to reduce PTB (preterm birth) should be available, and the screening program should be feasible, cost effective, and accessible to all patients.”

Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman carrying a single fetus during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes utilizing results derived from past and future clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients, illustrating these benefits to health care providers, insurance payers, and consumers, while providing convenient access to the test through streamlined specimen collection options. Clinical trials conducted to date include the Prediction and Prevention of Preterm Birth, or the PREVENT-PTB Study, Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL, and the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs study, or the PRIME study.

In July 2024, we announced the publication of the positive results from the AVERT PRETERM TRIAL in Diagnostics, an international, peer-reviewed, open access journal on medical diagnosis. Diagnostics highlighted this study on the cover of the July issue. Notable results indicated an 18% reduction in severe neonatal morbidity and mortality. Additionally, there was a 7-day reduction in the mean neonatal hospital length of stay among neonates with the longest stays. The trial also showed an increase in the average gestational age at birth before 32 weeks by 2.48 weeks. Furthermore, there was a 28-day reduction in the neonatal length of hospital stay for babies born before 32 weeks’ gestation, significantly reducing the time spent in the hospital for those at risk of the earliest delivery. Significant reductions in neonatal morbidity and mortality were also reported, as well as hospital and Neonatal Intensive Care Unit, or NICU, lengths of stay, in the entire intent-to-treat population. The test-and-treat strategy was linked to decreased odds of preterm birth and spontaneous preterm birth at various gestational ages.

In January 2025, key results of the PRIME study were presented at the Society for Maternal Fetal Medicine’s 2025 SMFM Pregnancy Meeting, and an abstract of primary endpoint data was made public in the Pregnancy Journal. Notable results from the PRIME study showed the primary endpoints being met in the prespecified modified intent-to-treat population, or mITT, indicating a 25% reduction in neonatal morbidity and mortality and an 18% reduction in neonatal hospital length of stay for the approximately 10% of babies who stay beyond the standard number days for routine deliveries. The mITT population excluded any participants identified as high-risk by the test that didn't elect to receive the treatment bundle, focusing on treatment efficacy. In contrast, a more conservative intent-to-treat population, or ITT, was analyzed to assess real-world efficacy. The ITT analysis, inclusive of subjects who declined treatment, indicated a 20% reduction in neonatal morbidity and mortality, and a 20% reduction in NICU admissions. We are currently seeking publication of full PRIME data, which includes these and other study results, in a highly respected, peer-reviewed journal, and we expect to generate additional publications on exploratory analyses and economic benefits in the coming months.

The PRIME study includes the same Primary and Secondary outcomes as the AVERT PRETERM TRIAL. When performing an aggregate-data meta-analysis from the two studies, we have demonstrated pooled effect sizes showing a 22% decreased risk of prolonged hospital stay and 22% reduction in neonatal morbidity and mortality. This evidence from our studies makes a case for a strategy where using the PreTRM test to identify higher-risk pregnancies not currently identifiable by standard care, and applying widely accepted interventions, can result in prolonged gestation. When babies who were destined for premature delivery remain in utero longer, the result is more mature babies with improved health requiring shorter hospital/NICU stays.

In May 2025, ACOG released an updated Clinical Consensus on Tailored Prenatal Care Delivery for Pregnant Individuals. The report includes important updates to prenatal care related to incorporation of risk assessments based on medical, social, and structural drivers of health. Recommendations include changes to the frequency of monitoring via visits, the use of telemedicine, and supportive services. In collaboration with providers, patients can elect to tailor prenatal schedules; for example, fewer proposed visits or evaluations for patients that lack risk factors (e.g., prior pregnancy or medical conditions) and more intense schedules for patients at greater risk.

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

We believe the substantial health benefits of this model translate very favorably to health economic savings, creating a powerful value proposition to insurance payers. Data from these studies suggests that the number of patients needed to screen, or NNS, to save a NICU day is about 3-4, and to save a NICU admission is 41. In contrast, the standard of care for short cervix, an existing clinical risk factor for preterm birth which utilizes transvaginal ultrasound plus progesterone treatments, has an NNS to save a NICU admission of 150. We plan to integrate data from our studies into our health economic model, which we will make available to prospective customers to help estimate potential economic value from adopting the PreTRM test-and-treat strategy in their institutions.

Beyond demonstration of clinical efficacy and health economic savings, we look forward to studying the effectiveness and implementation of the PreTRM test in a real-world setting. Our real-world evidence implementation programs, targeting to expand PreTRM clinical utility data and replicate randomized controlled trial evidence in the real world, have been developed and the qualitative pre-implementation phase of the first such study is nearing completion.

We believe market adoption by both health care providers and payers should be aided by the publications of our AVERT PRETERM TRIAL, PRIME study, and forthcoming real-world evidence studies. We believe that these and additional data expected to be published in coming months and years, together with our current body of evidence, will continue to demonstrate the clinical and economic utility of using our test.

In order to preserve capital for a time when our commercial opportunity is strongest, we have been operating under a streamlined commercial model for much of the previous two years. Now, with our portfolio of clinical evidence broadening through peer-reviewed publications, we have recently begun expanding our commercial team. This expansion began in the second quarter of 2025 with the hiring of an experienced Chief Commercial Officer who brings a history of success in the diagnostics space and, in the third quarter of 2025, the hiring of field sales representatives in strategic geographies. Our commercial philosophy at this stage is to focus our sales and marketing efforts in a few geographies where we anticipate synergistic commercial momentum such as Medicaid pilots, local key opinion leader support, early adopter institutions, PRIME Study site locations, and other opportunities which we believe could combine to drive clinical utilization of the PreTRM test in that region. We expect that it may take a few quarters for each new sales representative to begin seeing significant density of adoption of this novel diagnostic test within their territory and to provide a favorable return on our commercial investment in such territories. Once we have proven this model is effective, we intend to add new geographies, further expand our commercial headcount, and increase sales and marketing investments to achieve meaningful PreTRM test adoption at scale.

We are actively discovering and developing additional biomarker and predictive analytics tests to predict other specific major conditions of pregnancy. We believe these tests have the potential to offer significant health benefits to women and their babies. Among other products, we are developing a test designed to provide a more accurate estimate of the delivery date for expectant mothers for the purposes of planning maternity leave, required support, travel arrangements, and related considerations. The scientific basis underlying this product was recently published in the journal Life in the article titled Clock Proteins Have the Potential to Improve Term Delivery Date Prediction. We are in the early stages of market testing this product in selected geographies in the United States.

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

We have largely funded our operations with proceeds from the sale and issuance of convertible preferred stock, debt financings, bank loans, and the sale and issuance of Class A common stock in our initial public offering, or the IPO, which was completed in July 2021. In February 2025, we completed an underwritten public offering, or the February 2025 Offering, in which we issued and sold shares of Class A common stock and pre-funded warrants to purchase shares of Class A common stock resulting in approximately $53.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses.

We have incurred significant operating losses since inception. Our net losses were $8.0 million and $8.3 million for the three months ended June 30, 2025 and 2024, respectively, and $16.2 million and $16.4 million for the six months ended June 30, 2025 and 2024, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test, and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.

We significantly reduced our annual operating expenses across all aspects of our business over the past 24 months and will continue to prudently monitor our operating expense levels. We believe our cash runway is sufficient to enable us to operate through 2028 based on our existing operating plans. We will continue to evaluate the allocation of our resources as we focus our efforts on accelerating the market adoption of our PreTRM test and developing and launching additional pipeline products and services.

We will continue to pursue contracts with private and governmental payers and health systems using positive data from the PREVENT-PTB study, the AVERT PRETERM TRIAL, and now the PRIME study, along with real-world evidence studies and other data we plan to generate, and we believe these efforts may eventually result in material revenues. However, if we are unable to secure payer contracts and generate significant market adoption by providers resulting in significant revenues, or if we fail to develop and successfully market our additional tests that generate additional revenues, we may be required to delay, scale back, or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings, or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may need to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to access capital on acceptable terms when needed, or at all, is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.

Key Components of Our Results of Operations

Revenues

Substantially all of our revenue in the near term is expected to come from sales of the PreTRM test. We expect to derive future revenues from PreTRM and other pipeline tests. As we continue to engage with payers and health systems using our latest evidence, we aim to close additional contracts which are expected to eventually result in additional revenues when health care providers order the PreTRM test. We believe market adoption by both health care providers and payers could be aided by the publication of the AVERT PRETERM TRIAL results, the future publication of positive PRIME study data, and other evidence generated within the next few years. We believe accessibility of the test for patients could be improved by our simplified specimen collection methods, and enhanced awareness and engagement with patients, which is underway. Revenue from our other pipeline products and services is expected to be dependent on our ability to successfully market them to patients, providers, payers, and, in most cases, a combination of the three.

Operating Expenses

Cost of Revenue

Cost of revenue reflects the aggregate costs incurred in delivering products to customers (e.g., proteomic testing results to clinicians) and includes expenses related to third-party specimen collection and shipping costs, as well as our lab personnel, materials and supplies, equipment, and infrastructure expenses associated with clinical testing, allocated overhead, including rent and equipment depreciation, and amortization of certain intangible assets. Some of these components can vary significantly in cost and reliability of supply, and we periodically seek ways to strengthen our supplier network. For example, to address the risk posed by potential disruptions in specimen collection services described in the “Risk Factors” section of this Quarterly Report on Form 10-Q, we contracted with alternative specimen collection providers beyond those that have traditionally supplied the majority of our needs and developed additional collection methods. We expect costs of revenue will generally move in line with the sales of our products.

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

We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses will increase in the second half of 2025 compared to the same period in 2024 due to increased product development activities and additional planned studies. Research and development costs may increase in the medium to long-term as we support current and additional clinical studies, publications, and other product development activities.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, facilities, and legal costs related to commercial efforts. We expect selling and marketing expenses will increase in the second half of 2025 compared to the same period of 2024 as we continue to add strategic headcount and consultants, prepare for publication of PRIME study data, expand our investment in pursuit of PreTRM commercial opportunities, and invest in our product portfolio.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for personnel in executive, finance, information technology, human resources, and other administrative functions. Other significant costs include facilities, corporate and intellectual property legal fees, accounting, insurance, consulting, and other professional fees. We expect general and administrative expenses to increase slightly in the second half of 2025 compared to the same period 2024 as we begin to scale in the pursuit of PreTRM commercial opportunities and other strategic initiatives.

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

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change
	(in thousands)
	(unaudited)
Revenue	$17	$24	$(7)
Operating expenses:
Cost of revenue	41	20	21
Research and development	3,337	4,406	(1,069)
Selling and marketing	1,821	1,099	722
General and administrative	4,138	3,752	386
Total operating expenses	9,337	9,277	60
Loss from operations	(9,320)	(9,253)	(67)
Interest expense	(2)	(8)	6
Other income, net	1,276	958	318
Net loss	$(8,046)	$(8,303)	$257

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change
	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$701	$1,131	$(430)
Research and bioinformatics	1,807	2,465	(658)
Laboratory operations	829	810	19
Total research and development expenses	$3,337	$4,406	$(1,069)

The $1.1 million decrease in total research and development expenses was primarily due to a $0.7 million decrease in research and bioinformatics costs and a $0.4 million decrease in clinical study costs. The $0.7 million decrease in research and bioinformatics costs was primarily due to a $0.4 million decrease in stock-based compensation expense and a $0.4 million decrease in outside processing costs, partially offset by a $0.1 million increase in consulting costs. The $0.4 million decrease in clinical study costs was primarily due to a $0.4 million decrease in PRIME study costs as we continue winding down study-related costs and advance towards publication.

Selling and Marketing Expenses

The $0.7 million increase was due primarily to an increase of $0.2 million in personnel and consulting costs as we strategically hired key positions in our commercial organization and $0.1 million in marketing programs and materials as we begin to increase targeted awareness in anticipation of a PRIME study publication.

General and Administrative Expenses

The $0.4 million increase was due primarily to increases of $0.4 million in personnel costs due to increased average headcount and $0.1 million in consulting fees, partially offset by a $0.2 million decrease in stock-based compensation expense.

Other Income, Net

The $0.3 million increase in other income, net, was due to a $0.5 million increase related primarily to interest income on our marketable securities, partially offset by a $0.2 million decrease in investment income related primarily to our marketable securities.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change
	(in thousands)
Revenue	$55	$24	$31
Operating expenses:
Cost of revenue	81	37	44
Research and development	6,671	8,089	(1,418)
Selling and marketing	3,291	2,326	965
General and administrative	8,582	7,922	660
Total operating expenses	18,625	18,374	251
Loss from operations	(18,570)	(18,350)	(220)
Interest expense	(6)	(17)	11
Other income, net	2,343	1,967	376
Net loss	$(16,233)	$(16,400)	$167

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change
	(in thousands)
Research and development expenses:
Clinical studies	$1,476	$2,145	$(669)
Research and bioinformatics	3,592	4,271	(679)
Laboratory operations	1,603	1,673	(70)
Total research and development expenses	$6,671	$8,089	$(1,418)

The $1.4 million decrease in total research and development expenses was primarily due to a $0.7 million decrease in research and bioinformatics costs, a $0.7 million decrease in clinical study costs, and a $0.1 million decrease in laboratory operations costs. The $0.7 million decrease in research and bioinformatics costs was primarily due to a $0.6 million decrease in outside processing costs and a $0.4 million decrease in stock-based compensation expense, partially offset by a $0.4 million increase in personnel and consulting costs. The $0.7 million decrease in clinical study costs was primarily due to a $0.6 million decrease in PRIME study costs as we continue winding down study-related costs and advance towards publication. The $0.1 million decrease in laboratory operations costs was primarily due to a $0.1 million decrease in stock-based compensation expense.

Selling and Marketing Expenses

The $1.0 million increase was due primarily to an increase of $0.4 million in marketing programs and materials as we begin to increase targeted awareness in anticipation of a PRIME study publication and $0.2 million in personnel costs as we strategically hired key positions in our commercial organization.

General and Administrative Expenses

The $0.7 million increase was due primarily to increases of $0.8 million in personnel costs due to increased average headcount and $0.3 million in consulting fees, partially offset by a $0.3 million decrease in stock-based compensation expense.

Other Income, Net

The $0.4 million increase in other income, net was due to a $0.8 million increase related primarily to interest income on our marketable securities, partially offset by a $0.4 million decrease in investment income related primarily to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, the sale and issuance of Class A common stock in our IPO, which was completed in July 2021, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. As of June 30, 2025, we had aggregate cash, cash equivalents, and available-for-sale securities of $108.5 million, and an accumulated deficit of $296.0 million.

On August 7, 2024, we filed a universal shelf registration on Form S-3 with the SEC, which was declared effective on August 13, 2024, pursuant to which we registered for sale up to $100.0 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2024 Form S-3. This registration statement will remain in effect for up to three years from the date it became effective. We make no assurances as to the continued effectiveness of the 2024 Form S-3.

The 2024 Form S-3 included a prospectus, or the ATM Prospectus Supplement, covering the issuance and sale of up to $50.0 million of shares of Class A common stock pursuant to the sales agreement, dated August 7, 2024, or the 2024 Sales Agreement, between us and TD Securities (USA) LLC, or TD Cowen, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our Class A common stock having an aggregate offering price of up to $50.0 million, or the ATM Offering.

On February 12, 2025, we completed the February 2025 Offering in which we issued and sold shares of our Class A common stock and pre-funded warrants to purchase shares of our Class A common stock resulting in approximately $53.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(13,026)	$(934)
Investing activities	(39,561)	(540)
Financing activities	53,560	2,258
Net increase in cash and cash equivalents	$973	$784

Operating Activities

The net cash used in operating activities during the six months ended June 30, 2025 was primarily due to a net loss of $16.2 million and a decrease in operating assets and liabilities of $0.7 million, partially offset by an increase in non-cash charges of $3.6 million. The net cash used in operating activities during the six months ended June 30, 2024 was primarily due to a net loss of $16.4 million, partially offset by an increase in operating assets and liabilities of $11.7 million and non-cash charges of $3.8 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was primarily due to $71.9 million in purchases of marketable securities and $0.3 million in purchases of property and equipment, partially offset by $32.6 million in proceeds from maturities and sales of marketable securities. Net cash used in investing activities for the six months ended June 30, 2024 was primarily due to $26.6 million in purchases of marketable securities and $0.7 million in purchases of intangible assets, partially offset by $26.7 million in proceeds from maturities and sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was primarily due to $53.6 million in net proceeds from the February 2025 Offering and $0.1 million in proceeds from employee equity transactions, partially offset by $0.2 million of finance lease principal payments. Net cash provided by financing activities for the six months ended June 30, 2024 was primarily due to $2.5 million in proceeds from employee equity transactions, partially offset by $0.2 million of finance lease principal payments.

Future Funding Requirements

It is likely we will continue to incur significant additional operating losses and negative cash flows for the foreseeable future. We expect our losses in the future to increase principally as a result of our commercialization activities for the PreTRM test and the development, commercialization, marketing, and distribution of our other pipeline products and services, especially the costs of evidence-generating initiatives. There can be no assurance that we will eventually achieve significant revenues or profitability, or if achieved, can sustain either on a continuing basis. If we are unable to achieve significant revenues or raise additional funding on acceptable terms, when needed, or at all, we may not be able to continue the development or commercialization of our products and services and could be required to delay, scale back, or abandon some or all of our development programs and other operations. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all, particularly in light of the current economic uncertainty, fluctuating interest rates and inflation, tariffs, and the potential for local and/or global economic slowdown or recession.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments for the year ended December 31, 2024, are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025, or the Annual Report. No material changes have occurred during the six months ended June 30, 2025.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no significant changes in the application of our critical accounting policies, significant judgments, and use of estimates during the six months ended June 30, 2025.

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

Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities, municipal debt securities, and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.9 million in the market value of our available-for-sale debt securities as of June 30, 2025. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not intend to sell investments while they are in an unrealized loss position and do not believe we will be required to sell the investments before recovery, which may be maturity.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans, the sale and issuance of Class A common stock in our IPO, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. Our net loss for the six months ended June 30, 2025 and 2024 was $16.2 million and $16.4 million, respectively. As of June 30, 2025, we had an accumulated deficit of $296.0 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop and commercialize new products and services.

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

Peer-reviewed publications regarding our products and product candidates may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from clinical studies, as well as delays in the review, acceptance, and publication process. If our products or product candidates or the technology underlying our current or future products or product candidates do not receive sufficient favorable exposure in peer-reviewed publications, or are not published, the rate of health care provider adoption of our tests and positive reimbursement coverage decisions for our tests and other products could be negatively affected. The publication of clinical data in peer-reviewed journals can be a crucial step in commercializing and obtaining reimbursement for clinical diagnostic tests, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. The performance achieved in published studies may not be repeated in later studies that may be required to obtain marketing authorizations should we be required to submit applications to the FDA or other health authorities seeking such authorizations.

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
•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, or its books and records and anti-bribery provisions, or laws similar to the FCPA in other jurisdictions in which we may operate, such as the United Kingdom Bribery Act of 2010, or the U.K. Bribery Act; and
•
onerous anti-bribery requirements of several member states in the European Union, the United Kingdom, Japan, and other countries that are constantly changing and require disclosure of information to which U.S. legal privilege may not extend.

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

Under the Trump Administration and the 119th Congress, there remains uncertainty around the future of the ACA and other health care legislation, and in particular the impact to reimbursement levels and the number of insured individuals. The One Big Beautiful Bill Act (the “OBBBA”) approved by Congress and signed into law on July 4, 2025, included changes to existing laws that may have significant implications for health care providers. In particular, the OBBBA is projected to result in substantial reductions in federal spending on the Medicaid program over the next decade. Health care funding experts estimate that the cuts during that period will exceed $1 trillion. The OBBBA also made changes to the state insurance exchanges formed under Patient Protection and Affordable Care Act, as amended by the ACA. The Congressional Budget Office estimates the OBBBA could result in millions of additional uninsured people by 2034. These and other changes may negatively affect the purchasing decisions of our customers.

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

We launched the PreTRM test as an LDT and may in the future develop other tests that would be considered to be LDTs. Although historically the FDA applied a policy of enforcement discretion with respect to LDTs whereby the agency did not generally actively enforce the IVD medical device regulatory requirements for such tests, in May 2024, the FDA issued a final rule aimed at regulating LDTs under the current medical device framework and phasing out its current enforcement discretion policy for this category of diagnostic tests over several years. This FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other in vitro diagnostic tests. However, in March 2025, a federal district court judge issued a decision that vacated the FDA’s final rule on the grounds that the agency did not have authority under the FD&C Act to promulgate it because LDTs do not fall within the statutory definition of “device.” This district court ruling was not appealed, and the FDA’s final rule will no longer be implemented or enforced by the agency. Accordingly, we will not become subject to existing medical device regulatory requirements as was expected under the final rule prior to the court’s decision.

Stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, although it is unclear whether any future legislative efforts towards such a goal would be successful. The outcome and ultimate impact on our business of any future changes to the federal government’s regulation of LDTs via legislative enactments is difficult to predict.

If the FDA were to disagree with our conclusion that the currently marketed PreTRM test (or any future tests we may develop) meets the criteria to be considered an LDT, and the agency thus asserts such a test is subject to the FDA’s medical device authorities and implementing regulations, the agency could require that we obtain premarket approval or another type of device premarket authorization prior to commercialization of the in vitro diagnostic test. Depending upon the risk classification of an individual test, we may be required to obtain premarket clearance under Section 510(k) of the FD&C Act or approval of a premarket approval application, or PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from 3 to 12 months, but it can take significantly longer, and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from 1 to 3 years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. As part of such a process, we may be required to conduct additional clinical testing before applying for commercial marketing authorization. Clinical trials must be conducted in compliance with FDA regulations in order to support a marketing submission to the agency for a regulated product, or the FDA may take certain enforcement actions or reject the data. Performing additional, new clinical studies and trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize the test, any or all of which would adversely impact our business. Any such clinical trial may need to comply with recent amendments to the FD&C Act requiring sponsors of most clinical studies of investigational devices to develop and submit a diversity action plan to the FDA. If we were to be required to develop a diversity action plan for any future clinical trial, such an obligation could result in further costs and potentially delay our ability to begin such a clinical trial.

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

In addition, California voters also approved a new privacy law, the California Privacy Rights Act, or CPRA, on November 3, 2020, which went into effect in January 2023, with enforcement commencing in July 2023. CPRA modifies the CCPA significantly, resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. The CPRA imposes additional obligations on companies covered by the legislation and expands consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new regulatory entity, the California Privacy Protection Agency, which is vested with authority to implement and enforce the CCPA and the CPRA. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. A number of other U.S. states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Montana, New Hampshire, New Jersey, New York, Oregon, Rhode Island, Tennessee, Texas, Utah, Virginia, and Washington have proposed or enacted privacy laws applicable to our operations, and additional states are likely to follow.

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

Our patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability. Some of our patents or patent applications may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, if we initiate legal proceedings against a third party to enforce a patent covering our tests or technology, the defendant could counterclaim that such patent covering our tests or technology, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our tests or technology. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensor, our or its patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our tests and technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property or develop or commercialize current or future tests and technology.

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

Nonetheless, each share of our Class B common stock may be converted at any time into one share of our Class A common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation, as amended. Consequently, if holders of our Class B common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our Class B common stock, and correspondingly decreasing the voting power of the holders of our Class A common stock, which may limit your ability to influence corporate matters.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of SOX, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026.

We are also a smaller reporting company, meaning that the market value of our Class A common stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (1) the market value of our Class A common stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our Class A common stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an EGC we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in our periodic reports. We cannot predict whether investors will find our Class A common stock less attractive if we rely on certain or all of these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

Our amended and restated certificate of incorporation, as amended, and amended and restated bylaws contain provisions that could delay or prevent a change in control of our Company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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
•
a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation, as amended; and
•
the authority of the board of directors to issue convertible preferred stock on terms determined by the board of directors without stockholder approval and which convertible preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation, as amended, and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change in control transaction or changes in our board of directors could cause the market price of our Class A common stock to decline.

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

Our amended and restated certificate of incorporation, as amended, designates certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation, as amended, provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers and employees, to us or our stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation, as amended, or amended and restated bylaws (in each case, as they may be amended from time to time), (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation, as amended, or our amended and restated bylaws, (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware, or (vi) any action asserting a claim against us or any of our directors, officers or employees that is governed by the internal affairs doctrine; provided, however, that this exclusive forum provision will not apply to any causes of action arising under the Exchange Act. Our amended and restated certificate of incorporation, as amended, will further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Utah will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We have chosen the United States District Court for the District of Utah as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Salt Lake City, Utah. In addition, our amended and restated certificate of incorporation, as amended, will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our Class A common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our amended and restated certificate of incorporation, as amended, may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the State of Utah, as applicable. Additionally, the forum selection clause in our amended and restated certificate of incorporation, as amended, may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers, and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware or the United States District Court for the District of Utah may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of SOX, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management are required to assess the effectiveness of these controls annually. However, as long as we are an EGC, our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of SOX. We could be an EGC for up to five years. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Insider Trading Arrangements and Policies:

The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) adopted during the quarter ended June 30, 2025 by any director or executive officer who is subject to the filing requirements of Section 16 of the Exchange Act, or a Section 16 Director or Officer. These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of the Company’s Section 16 Directors or Officers may participate in the Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, that has been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) were adopted by any Section

16 Director or Officer during the quarter ended June 30, 2025. Additionally, Robert G. Harrison, Chief Information Officer, terminated his former Rule 10b5-1 trading arrangement on April 29, 2025. No other Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any Section 16 Director or Officer during the quarter ended June 30, 2025.

Name and Position	Action	Adoption Date	Duration/Expiration Date(1)	Aggregate Number of Shares to be Sold
Zhenya Lindgardt, President and Chief Executive Officer	Adoption	6/13/2025	9/1/2026	Up to 104,979
John J. Boniface, Chief Scientific Officer	Adoption	5/21/2025	6/1/2026	Indeterminable(3)
Robert G. Harrison, Chief Information Officer	Adoption	5/21/2025	6/1/2026	Indeterminable(4)
Benjamin G. Jackson, General Counsel	Adoption	5/28/2025	5/13/2026(2)	Indeterminable(5)
Paul Kearney, Ph.D., Chief Data Officer	Adoption	5/21/2025	6/1/2026	Indeterminable(6)
Sandra A.J. Lawrence, Director	Adoption	6/10/2025	6/30/2026	Up to 132,310
(1)
Sales under the trading arrangement will not commence until the selling start date. Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above pursuant to the terms of the trading arrangement.
(2)
Sales under the trading arrangement exclude specified “No Sale” periods.
(3)
The 10b5-1 trading arrangement provides for the sale of up to (i) 535,425 shares of our Class A common stock plus (ii) the net number of shares of our Class A common stock underlying certain restricted stock unit, or RSU, awards. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our Class A common stock at the time of vesting.
(4)
The 10b5-1 trading arrangement provides for the sale of up to (i) 364,714 shares of our Class A common stock plus (ii) the net number of shares of our Class A common stock underlying certain RSU awards. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our Class A common stock at the time of vesting.
(5)
The 10b5-1 trading arrangement provides for the sale of up to (i) 167,168 shares of our Class A common stock plus (ii) the net number of shares of our Class A common stock underlying certain RSU awards. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our Class A common stock at the time of vesting.
(6)
The 10b5-1 trading arrangement provides for the sale of up to (i) 310,956 shares of our Class A common stock plus (ii) the net number of shares of our Class A common stock underlying certain RSU awards. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our Class A common stock at the time of vesting.

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

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40606) filed with the SEC on February 12, 2025).
10.1*+	Employment Agreement by and between Registrant and Lee Anderson, dated May 19, 2025.
10.2*+	Consulting Agreement by and between the Registrant and Marcus Wilson, dated June 4, 2025.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

* Filed herewith.

** The Certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Sera Prognostics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERA PROGNOSTICS, INC.

Date: August 6, 2025	/s/ Zhenya Lindgardt
Zhenya Lindgardt
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	/s/ Austin Aerts
Austin Aerts
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)