Form 10-Q
period 2025-09-30
SERA PROGNOSTICS, INC.
filed 2025-11-13
CIK 1534969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 37,627,034 and 967,759 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

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
•
the expected impact of global business, political, and macroeconomic conditions, including inflation, fluctuations in interest rates, volatile market conditions, potential for local and/or global economic slowdown or recession, uncertainty with respect to the federal budget and debt ceiling and government shutdowns related thereto, potential changes in trade laws, regulations, and policies in the United States and abroad, including the imposition or expansion of tariffs, trade restrictions, or export controls, and the impact of such changes on the availability and cost of key inputs, including reagents, biological materials, and lab equipment, as well as raw material and shipping costs, global supply chains, and the pace of product and service development, cybersecurity events, instability in the global banking system, and global events, including regional conflicts around the world, on our business, clinical trials, financial condition, liquidity, and results of operations; and
•
our financial performance.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SERA PROGNOSTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,081	$4,043
Marketable securities	39,223	42,193
Accounts receivable	14	34
Prepaid expenses and other current assets	1,173	1,330
Total current assets	44,491	47,600
Property and equipment, net	1,032	1,239
Long-term marketable securities	59,080	21,973
Intangible assets, net	939	1,026
Other assets	2,583	737
Total assets	$108,125	$72,575
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,037	$1,969
Accrued and other current liabilities	2,141	2,384
Finance lease obligation, current portion	3	194
Deferred revenue	20,319	20,223
Total current liabilities	23,500	24,770
Finance lease obligation, net of current portion	—	2
Operating lease obligation, net of current portion	2,443	—
Total liabilities	25,943	24,772
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 37,601,447 and 33,206,909 Class A shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; 1,500,000 Class B shares authorized; 967,759 Class B shares issued and outstanding as of September 30, 2025 and December 31, 2024.	4	3
Additional paid-in capital	385,751	327,534
Accumulated other comprehensive income	268	60
Accumulated deficit	(303,841)	(279,794)
Total stockholders' equity	82,182	47,803
Total liabilities and stockholders' equity	$108,125	$72,575

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$16	$29	$71	$53
Operating expenses:
Cost of revenue	41	13	122	50
Research and development	3,284	3,502	9,955	11,591
Selling and marketing	1,592	1,181	4,883	3,507
General and administrative	4,079	4,195	12,661	12,117
Total operating expenses	8,996	8,891	27,621	27,265
Loss from operations	(8,980)	(8,862)	(27,550)	(27,212)
Interest expense	(2)	(5)	(8)	(22)
Other income, net	1,168	948	3,511	2,915
Net loss	$(7,814)	$(7,919)	$(24,047)	$(24,319)
Net loss per share, basic and diluted	$(0.16)	$(0.24)	$(0.51)	$(0.74)
Weighted-average shares outstanding, basic and diluted	49,525,108	33,522,726	46,880,876	32,894,191
Other comprehensive income:
Unrealized gain on available-for-sale debt securities, net of tax	$123	$503	$208	$307
Total other comprehensive income	123	503	208	307
Comprehensive loss	$(7,691)	$(7,416)	$(23,839)	$(24,012)

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	34,174,668	$3	$327,534	$60	$(279,794)	$47,803
Issuance of common stock upon exercise of stock options	45,949	—	47	—	—	47
Issuance of restricted stock units	318,154	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $3.9 million	3,125,000	1	53,610	—	—	53,611
Stock-based compensation expense	—	—	1,493	—	—	1,493
Other comprehensive income	—	—	—	16	—	16
Net loss	—	—	—	—	(8,187)	(8,187)
Balance as of March 31, 2025	37,663,771	4	382,684	76	(287,981)	94,783
Issuance of common stock upon exercise of stock options	519	—	1	—	—	1
Issuance of restricted stock units	305,220	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	56,644	—	75	—	—	75
Stock-based compensation expense	—	—	1,344	—	—	1,344
Other comprehensive income	—	—	—	69	—	69
Net loss	—	—	—	—	(8,046)	(8,046)
Balance as of June 30, 2025	38,026,154	4	384,104	145	(296,027)	88,226
Issuance of common stock upon exercise of stock options	222,312	—	393	—	—	393
Issuance of restricted stock units	320,740	—	—	—	—	—
Stock-based compensation expense	—	—	1,254	—	—	1,254
Other comprehensive income	—	—	—	123	—	123
Net loss	—	—	—	—	(7,814)	(7,814)
Balance as of September 30, 2025	38,569,206	$4	$385,751	$268	$(303,841)	$82,182

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2023	31,704,272	$3	$317,066	$(15)	$(246,896)	$70,158
Issuance of common stock upon exercise of stock options	425,749	—	1,162	—	—	1,162
Issuance of restricted stock units	431,152	—	—	—	—	—
Common stock warrant exercises	6,168	—	—	—	—	—
Stock-based compensation expense	—	—	1,693	—	—	1,693
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(8,097)	(8,097)
Balance as of March 31, 2024	32,567,341	3	319,921	(181)	(254,993)	64,750
Issuance of common stock upon exercise of stock options	464,305	—	1,258	—	—	1,258
Issuance of restricted stock units	287,729	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	32,669	—	55	—	—	55
Common stock warrant exercises	1,803	—	—	—	—	—
Stock-based compensation expense	—	—	2,023	—	—	2,023
Other comprehensive loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(8,303)	(8,303)
Balance as of June 30, 2024	33,353,847	3	323,257	(211)	(263,296)	59,753
Issuance of common stock upon exercise of stock options	63,303	—	228	—	—	228
Issuance of restricted stock units	271,732	—	—	—	—	—
Other issuance of common stock	53,827	—	406	—	—	406
Stock-based compensation expense	—	—	1,680	—	—	1,680
Other comprehensive income	—	—	—	503	—	503
Net loss	—	—	—	—	(7,919)	(7,919)
Balance as of September 30, 2024	33,742,709	$3	$325,571	$292	$(271,215)	$54,651

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(24,047)	$(24,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	696	622
Stock-based compensation	4,091	5,396
Non-cash lease expense	426	421
Non-cash investment income, net	72	(726)
Other	(5)	16
Changes in operating assets and liabilities:
Accounts receivable	20	81
Other receivables	19	11,310
Prepaid expenses and other assets	115	(272)
Accounts payable	(915)	73
Accrued and other current liabilities	(71)	(522)
Deferred revenue	96	(9)
Net cash used in operating activities	(19,503)	(7,929)
Cash flows from investing activities
Purchases of marketable securities	(79,832)	(30,336)
Proceeds from maturities and sales of marketable securities	45,836	35,734
Purchases of property and equipment	(396)	(48)
Purchase of intangible assets	—	(992)
Net cash (used in) provided by investing activities	(34,392)	4,358
Cash flows from financing activities
Proceeds from public offering of common stock, net of issuance costs	53,610	—
Proceeds from exercise of stock options	441	2,648
Proceeds from employee stock purchase plan	75	55
Finance lease principal payments	(193)	(328)
Net cash provided by financing activities	53,933	2,375
Net increase (decrease) in cash and cash equivalents	38	(1,196)
Cash and cash equivalents at beginning of period	4,043	3,880
Cash and cash equivalents at end of period	$4,081	$2,684
Supplemental disclosure of cash flow information
Cash paid for interest	$7	$22
Supplemental disclosure of non-cash investing and financing information
Issuance of stock to settle accrued and other current liabilities	$—	$406
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$6	$3

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2024, has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, or any other period.

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

The Company’s financial statements as of and for the three and nine months ended September 30, 2025, reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of fluctuations in inflation and interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASC Subtopic 220-40)—Disaggregation of Income Statement Expenses, which enhances the transparency and comparability of financial statements by requiring companies to disclose more granular information about expense components. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statements and related disclosures.

3. Cash, Cash Equivalents and Marketable Securities

The Company has classified its marketable securities as available-for-sale. The Company’s cash, cash equivalents and marketable securities by major security type as of September 30, 2025 and December 31, 2024, were as follows (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,975	$—	$—	$1,975
Money market funds	2,106	—	—	2,106
Total cash and cash equivalents	4,081	—	—	4,081
Current marketable securities:
Commercial paper	2,988	1	(1)	2,988
Corporate debt securities	30,589	65	(1)	30,653
U.S. federal agency securities	2,546	—	—	2,546
Municipal debt securities	3,028	8	—	3,036
Total current marketable securities	39,151	74	(2)	39,223
Long-term marketable securities:
Corporate debt securities	47,364	184	(7)	47,541
Municipal debt securities	5,628	23	—	5,651
U.S. federal agency securities	5,892	4	(8)	5,888
Total long-term marketable securities	58,884	211	(15)	59,080
Total cash, cash equivalents and marketable securities	$102,116	$285	$(17)	$102,384

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,983	$—	$—	$1,983
Money market funds	2,060	—	—	2,060
Total cash and cash equivalents	4,043	—	—	4,043
Current marketable securities:
Commercial paper	1,449	—	(3)	1,446
Corporate debt securities	26,701	84	—	26,785
U.S. federal agency securities	9,453	8	(2)	9,459
U.S. government securities	4,502	1	—	4,503
Total current marketable securities	42,105	93	(5)	42,193
Long-term marketable securities:
Corporate debt securities	16,066	36	(5)	16,097
Municipal debt securities	3,072	—	—	3,072
U.S. federal agency securities	2,863	—	(59)	2,804
Total long-term marketable securities	22,001	36	(64)	21,973
Total cash, cash equivalents and marketable securities	$68,149	$129	$(69)	$68,209

The following tables summarize the Company’s available-for-sale debt securities and cash equivalents with unrealized losses as of September 30, 2025 and December 31, 2024, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	September 30, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$1,496	$(1)	$—	$—	$1,496	$(1)
Corporate debt securities	13,657	(8)	—	—	13,657	(8)
U.S. federal agency securities	—	—	2,913	(8)	2,913	(8)
Total	$15,153	$(9)	$2,913	$(8)	$18,066	$(17)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$1,446	$(3)	$—	$—	$1,446	$(3)
Corporate debt securities	4,059	(5)	—	—	4,059	(5)
U.S. federal agency securities	2,804	(59)	3,021	(2)	5,825	(61)
Total	$8,309	$(67)	$3,021	$(2)	$11,330	$(69)

As of September 30, 2025 and December 31, 2024, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than three years.

During the nine months ended September 30, 2025 and 2024, the Company received approximately $2.5 million and $5.0 million in proceeds, respectively, from the sale of available-for-sale securities prior to maturity. There was an immaterial amount of gain realized on the sales for the nine months ended September 30, 2025 and an immaterial amount of loss realized on the sales for the nine months ended September 30, 2024.

The Company’s marketable securities classified by contractual maturities as of September 30, 2025, were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$39,151	$39,223
Due after one year through five years	58,884	59,080
Total	$98,035	$98,303

4. Property and Equipment

The following table presents the components of property and equipment, net, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Laboratory equipment	$5,734	$5,663
Computer equipment	1,369	1,099
Leasehold improvements	772	772
Software	1,141	1,141
Furniture and fixtures	320	320
Total property and equipment	9,336	8,995
Less accumulated depreciation and amortization	(8,304)	(7,756)
Property and equipment, net	$1,032	$1,239

Depreciation and amortization expense was $0.2 million for each of the three months ended September 30, 2025 and 2024. Depreciation and amortization expense was $0.6 million for each of the nine months ended September 30, 2025 and 2024.

5. Intangible Assets, Net

The following table summarizes intangible assets, net as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Domain names	$697	$—	$697	$697	$—	$697
Definite-lived intangible assets:
Software developed for sale	348	(106)	242	348	(19)	329
Total intangible assets	$1,045	$(106)	$939	$1,045	$(19)	$1,026

The Company’s software developed for sale was placed in service in November 2024 and is being amortized on a straight-line basis over a three-year useful life. Amortization expense was $29 thousand and $87 thousand for the three and nine months ended September 30, 2025, respectively, and is recorded in cost of revenue. No amortization expense was recorded for each of the three and nine months ended September 30, 2024.

6. Accrued and Other Current Liabilities

The following table presents the components of accrued and other current liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Accrued compensation	$1,379	$1,041
Accrued vacation	599	403
Operating lease liability, current portion	—	644
Other current liabilities	163	296
Total accrued and other current liabilities	$2,141	$2,384

7. Other Income, Net

The following table presents the components of other income, net, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income	$1,102	$733	$3,217	$2,074
Investment income, net	66	215	294	841
Other income, net	$1,168	$948	$3,511	$2,915

8. Fair Value Measurements

As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.

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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of September 30, 2025:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,106	$—	$—
Marketable securities:
Commercial paper	—	2,988	—
Corporate debt securities	—	78,194	—
Municipal debt securities	—	8,687	—
U.S. federal agency securities	—	8,434	—
Total assets	$2,106	$98,303	$—

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

9. Related Party Transactions

Commercial Collaboration Agreement

In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.2 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $2.3 million for the three and nine months ended September 30, 2025 and 2024, respectively, which were recorded in research and development expenses in the Company’s condensed statements of operations and comprehensive loss. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. In December 2023, enrollment in the PRIME study was stopped due to efficacy, and as such, there was no revenue recognized related to this agreement for the three and nine months ended September 30, 2025. There was an immaterial amount of revenue recognized related to this agreement for the three and nine months ended September 30, 2024.

In February 2021, the Company entered into a commercial collaboration agreement with Elevance Health and its affiliates (the “Commercial Collaboration Agreement”). The Commercial Collaboration Agreement provides defined payment within a defined period for use of the PreTRM test within Elevance Health’s network of covered members. Pursuant to the Commercial Collaboration Agreement, Elevance Health agreed to purchase a certain minimum number of tests for each of the first three years of the term of the agreement. Additionally, Elevance Health agreed to pay a certain minimum amount per year for the first three years of the term of the Commercial Collaboration Agreement. The Company received $11.2 million under the Commercial Collaboration Agreement during the nine months ended September 30, 2024, which amount was related to the minimum payments for the year ended December 31, 2023. Such minimum payments were initially recorded as deferred revenue and are recognized as revenue when the Company delivers PreTRM test results to Elevance Health patients pursuant to the Commercial Collaboration Agreement. The Company also agreed to develop a sales, marketing, and customer service program, and to provide training and marketing to duly licensed physicians specializing in obstetrics and gynecology or family medicine, or licensed nurse midwives, at the reasonable request of Elevance Health. Unless earlier terminated due to breach, the Commercial Collaboration Agreement will remain in effect until the later of (a) the third anniversary of the effective date or (b) the date on which Elevance Health has purchased a fixed number of PreTRM tests as agreed by the parties.

The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three and nine months ended September 30, 2025 and 2024.

Public Offering

As part of the underwritten public offering in February 2025 described in Note 10—Capital Structure, entities affiliated with one of the Company’s principal stockholders purchased Pre-Funded Warrants to purchase an aggregate of up to 11,250,000 shares of Class

A common stock, at a public offering price of $3.9999 per Pre-Funded Warrant. One of the Company’s other principal stockholders purchased an aggregate of 625,000 shares of Class A common stock in the public offering at a public offering price of $4.00 per share.

10. Capital Structure

The Company has two authorized classes of common stock, Class A and Class B. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote, and shares of Class B common stock are non-voting. Each share of Class B common stock may be converted at any time to one share of Class A common stock at the option of its holder, subject to the ownership limitations provided for in the Company’s amended and restated certificate of incorporation, as amended.

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

The following shares of Class A common stock were reserved for future issuance:

	September 30,	December 31,
	2025	2024
Warrants to purchase Class A common stock	13,896,247	2,646,247
Options to purchase Class A common stock	6,469,007	6,113,155
Restricted stock units outstanding	1,646,909	1,631,162
Class A common stock available for future grants under the 2021 Equity Incentive Plan	1,815,281	2,071,498
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	1,335,718	1,060,293
Total	25,163,162	13,522,355

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

The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors, and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over either a two-year or a four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of September 30, 2025, there were 1,815,281 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of September 30, 2025, there were 1,335,718 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options

Unless otherwise noted, references to “options” in the subsequent disclosures, refer to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding – December 31, 2024	6,113,155	$3.91	6.3	$27,008
Granted	781,957	3.28
Expired	—	—
Cancelled	(157,325)	5.74
Exercised	(268,780)	1.64
Outstanding – September 30, 2025	6,469,007	$3.88	6.0	$3,739
Vested and expected to vest at September 30, 2025	6,332,783	$3.89	5.9	$3,701
Vested and exercisable at September 30, 2025	5,552,931	$3.94	5.5	$3,439

RSUs

The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding – December 31, 2024	1,631,162	$2.60
Granted	1,021,617	3.55
Forfeited	(61,756)	3.92
Vested	(944,114)	2.62
Outstanding – September 30, 2025	1,646,909	$3.13

Stock-Based Compensation Expense

The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development expense	$466	$552	$1,376	$1,996
Sales and marketing expense	83	106	249	283
General and administrative expense	705	1,022	2,466	3,117
Total employee stock-based compensation	$1,254	$1,680	$4,091	$5,396

The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of September 30, 2025, was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$1,672	2.4
RSUs	3,743	2.7
Total unrecognized stock-based compensation expense	$5,415

12. Warrants

All outstanding common stock warrants were exercisable immediately when granted and are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	September 30, 2025	December 31, 2024
$0.0001	11,250,000	—
9.03	969,275	969,275
10.84	946,666	946,666
12.38	8,083	8,083
20.77	722,223	722,223
	13,896,247	2,646,247

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

Operating Leases

In September 2025, the Company entered into the fourth amendment to its single non-cancelable operating lease with Eastland Regency, L.C. to extend the current term of its office lease through June 30, 2034 and has redesigned its use of the facility to reduce its total leased space to approximately 20,400 square feet of office and laboratory space. The implicit rate provided in the Company’s operating lease is not readily determinable. As such, the Company uses its incremental borrowing rate to calculate the present value of its operating lease liabilities. The amended lease includes a termination right that permits the Company to terminate the lease if it moves to another space of at least 30,000 square feet that is managed by the landlord of its current office space. The Company does not have sufficient information at this time to determine if or when it will exercise the termination right but may exercise the termination right at such point that the Company determines it needs to expand into additional space.

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

Lease Financial Information

The following table shows right-of-use assets and lease liabilities and the associated financial statement line items as of September 30, 2025 and December 31, 2024 (in thousands):

		September 30,	December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2025	2024
Right-of-use assets:
Operating leases	Other assets	$2,460	$613
Finance leases	Property and equipment, net	463	699
Total right-of-use assets		$2,923	$1,312

Lease liabilities:
Operating leases	Accrued and other current liabilities	$—	$644
	Operating lease obligation, net of current portion	2,443	—
Finance leases	Finance lease obligation, current portion	3	194
	Finance lease obligation, net of current portion	—	2
Total lease liabilities		$2,446	$840

Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$78	$78	$235	$235
Interest on lease liabilities	—	7	3	23
Operating lease cost	145	159	463	477
Total lease cost	$223	$244	$701	$735

Other information
Finance leases:
Operating cash outflows	$—	$7	$3	$23
Financing cash outflows	$20	$111	$193	$328
Weighted-average remaining lease term (in years)	0.5	0.6	0.5	0.6
Weighted-average discount rate	11.6%	6.6%	11.6%	6.6%
Operating leases:
Operating cash outflows	$166	$162	$499	$485
Right-of-use assets obtained in exchange for lease liabilities	$2,272	$—	$2,272	$—
Weighted-average remaining lease term (in years)	8.8	1.3	8.8	1.3
Weighted-average discount rate	8.8%	7.5%	8.8%	7.5%

Future minimum lease payments for the Company’s leases as of September 30, 2025, were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2025	$166	$1	$167
2026	280	2	282
2027	576	—	576
2028	594	—	594
2029	611	—	611
Thereafter	2,989	—	2,989
Total minimum lease payments	5,216	3	5,219
Less: imputed interest	(1,652)	—	(1,652)
Less: lease incentives	(1,121)	—	(1,121)
Present value of future lease payments	2,443	3	2,446
Less: current portion	—	(3)	(3)
Long-term portion	$2,443	$—	$2,443

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2025 and December 31, 2024. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Diluted net loss per share is calculated by dividing the net loss by the sum of the shares used to calculate basic net loss per share plus potential dilutive securities outstanding during the period. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For each of the three and nine months ended September 30, 2025 and 2024, the Company reported net losses and as such, basic and diluted net loss per share are the same.

As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three and nine months ended September 30, 2025 and 2024.

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	September 30,
	2025	2024
Warrants to purchase Class A common stock	2,646,247	2,646,247
Options to purchase Class A common stock	6,469,007	6,276,770
Restricted stock units outstanding	1,646,909	1,889,219
Total	10,762,163	10,812,236

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

The following table presents segment information for revenue, significant segment expenses, and net loss, as regularly provided to the CODM, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$16	$29	$71	$53
Less:
Cost of revenue	41	13	122	50
Payroll related expenses	4,360	3,226	12,252	9,861
Consulting and professional fees	1,514	1,764	5,389	5,096
Stock-based compensation expense	1,254	1,680	4,091	5,396
Equipment, lab supplies, and facility expenses	422	393	1,225	1,316
Clinical studies and outside processing	394	997	1,111	2,864
Depreciation and amortization(1)	214	201	609	622
Other segment items(2)	797	617	2,822	2,060
Loss from operations	(8,980)	(8,862)	(27,550)	(27,212)
Interest expense	(2)	(5)	(8)	(22)
Other income, net	1,168	948	3,511	2,915
Net loss	$(7,814)	$(7,919)	$(24,047)	$(24,319)

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

There are approximately 140 million births globally each year, and approximately 3.7 million births annually in the United States. Of these, it is estimated that as many as 30% are affected by various complications (i.e., a high-risk pregnancy), including: preterm birth, preeclampsia, fetal growth restriction, stillbirth, hypertension of pregnancy, gestational diabetes, and others. In many cases these complications have profound short- and long-term health consequences for the mother and baby. The health consequences of preterm birth alone are estimated to be approximately $25 billion annually in the United States. This underscores that existing methods to predict adverse pregnancy outcomes are insufficient for timely and effective proactive management for the vast majority of high-risk pregnancies. We believe that positive patient outcomes are the result of appropriate care, and the primary differentiator of patient care should be based on a determination of risk informed by a number of factors including our novel diagnostic tests.

Preterm birth is a major health risk that strains the U.S. health care system both clinically and economically. The 2024 March of Dimes Report Card shows that the preterm birth rate is now 10.4% of U.S. births, or 1 in 10, earning the nation a D+ grade for the third consecutive year. Preterm birth causes numerous medical issues requiring more time spent in the hospital, increases in pediatric care and lifelong health complications, and is estimated to contribute to approximately 34% of newborn deaths. Critically, identifying patients at higher risk of preterm birth is a clinical challenge where at least 50% of pregnant women who deliver prematurely had no known risk factors, limiting the opportunity to receive any personalized treatments or interventions that could potentially improve this outcome. According to the American College of Obstetricians and Gynecologists, or ACOG, “an effective treatment to reduce PTB (preterm birth) should be available, and the screening program should be feasible, cost effective, and accessible to all patients.”

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

In January 2025, key results of the PRIME study were presented at the Society for Maternal Fetal Medicine’s 2025 SMFM Pregnancy Meeting, and an abstract of primary endpoint data was made public in the Pregnancy Journal. Notable results from the PRIME study showed the primary endpoints being met in the prespecified modified intent-to-treat population, or mITT, indicating a 25% reduction in neonatal morbidity and mortality, assessed by a composite index, and an 18% reduction in neonatal hospital length of stay for the approximately 10% of babies who stay beyond the standard number days for routine deliveries. The mITT population excluded any participants identified as high-risk by the test that didn't elect to receive the treatment bundle, focusing on treatment efficacy. In contrast, a more conservative intent-to-treat population, or ITT, was analyzed to assess real-world efficacy. The ITT analysis, inclusive of subjects who declined treatment, indicated a 20% reduction in neonatal morbidity and mortality, and a 20% reduction in NICU admissions. We are currently seeking publication of full PRIME data, which includes these and other study results, in a highly respected, peer-reviewed journal, and we expect to generate additional publications on exploratory analyses and economic benefits in the coming months.

The PRIME study includes the same primary and secondary outcomes as the AVERT PRETERM TRIAL. When performing an aggregate-data meta-analysis from the two studies, we have demonstrated pooled effect sizes showing a 22% decreased risk of prolonged hospital stay among those neonates with the longest stays and 22% reduction in neonatal morbidity and mortality assessed by a composite index. This evidence from our studies supports a strategy of using the PreTRM test to identify higher-risk pregnancies not currently identifiable by standard care and applying widely accepted interventions to prolong gestation. When babies who were destined for premature delivery remain in utero longer, the result is more mature babies with improved health requiring shorter hospital/NICU stays.

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

We believe market adoption by both health care providers and payers should be aided by the publications of data from our AVERT PRETERM TRIAL, PRIME study, and forthcoming real-world evidence studies. We believe data expected to be published in coming months and years, together with our current body of evidence, will continue to demonstrate the clinical and economic utility of using our test.

In order to preserve capital for a time when our commercial opportunity is strongest, we have been operating under a streamlined commercial model for much of the previous two years. Now, with our portfolio of clinical evidence broadening through peer-reviewed publications, we have recently begun expanding our commercial team. This expansion began in the second quarter of 2025 with the hiring of an experienced Chief Commercial Officer who brings a history of success in the diagnostics space and, in the third quarter of

2025, the hiring of field sales representatives in strategic geographies. Additionally, in October 2025, we hired a Chief Medical Officer with extensive experience as a practicing OBGYN and clinical leadership expertise at one of the nation’s largest payers. Our commercial philosophy at this stage is to focus our sales and marketing efforts on a few geographies where we anticipate synergistic commercial momentum such as Medicaid pilots, local key opinion leader support, early adopter institutions, PRIME Study site locations, and other opportunities which we believe could combine to drive clinical utilization of the PreTRM test in that region. We expect that it may take a few quarters for each new sales representative to begin seeing significant density of adoption of this novel diagnostic test within their territory and to provide a favorable return on our commercial investment in such territories. Once we have proven this model is effective, we intend to add new geographies, further expand our commercial headcount, and increase sales and marketing investments to achieve meaningful PreTRM test adoption at scale.

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

We have incurred significant operating losses since inception. Our net losses were $7.8 million and $7.9 million for the three months ended September 30, 2025 and 2024, respectively, and $24.0 million and $24.3 million for the nine months ended September 30, 2025 and 2024, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.

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

We will continue to pursue contracts with private and governmental payers and health systems using positive data from the PREVENT-PTB study, the AVERT PRETERM TRIAL, and the PRIME study, along with real-world evidence studies and other data we plan to generate, and we believe these efforts may eventually result in material revenues. However, if we are unable to secure payer contracts and generate significant market adoption by providers resulting in significant revenues, or if we fail to develop and successfully market our additional tests that generate additional revenues, we may be required to delay, scale back, or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings, or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may need to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to access capital on acceptable terms when needed, or at all, is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.

Key Components of Our Results of Operations

Revenues

Substantially all of our revenue in the near term is expected to come from sales of the PreTRM test. We expect to derive future revenues from PreTRM and other pipeline tests. As we continue to engage with payers and health systems using our latest evidence, we aim to close additional contracts which are expected to eventually result in additional revenues when health care providers order the PreTRM test. We believe market adoption by both health care providers and payers could be aided by our clinical evidence portfolio, which includes the AVERT PRETERM TRIAL results, the future publication of the PRIME study data, and other evidence generated within the next few years. We believe accessibility of the test for patients could be improved by our simplified specimen collection methods, and enhanced awareness and engagement with patients, which is underway. Revenue from our other pipeline products and services is expected to be dependent on our ability to successfully market them to patients, providers, payers, and, in most cases, a combination of the three.

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

We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses will decrease in 2026 compared to 2025 as we begin shifting capital allocation toward revenue-generating activities. Research and development costs may increase in the long-term as we support additional clinical studies, publications, and other product development activities.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, facilities, and legal costs related to commercial efforts. We expect selling and marketing expenses will increase in the fourth quarter of 2025 and increase further in 2026 as we invest in additional commercialization activities for PreTRM following the expected publication of the PRIME study data and continue to invest in our product portfolio.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for personnel in executive, finance, information technology, human resources, and other administrative functions. Other significant costs include facilities, corporate and intellectual property legal fees, accounting, insurance, consulting, and other professional fees. We expect general and administrative expenses to remain relatively consistent in 2026 compared to 2025 as we support PreTRM commercial opportunities and other strategic initiatives.

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

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change
	(in thousands)
	(unaudited)
Revenue	$16	$29	$(13)
Operating expenses:
Cost of revenue	41	13	28
Research and development	3,284	3,502	(218)
Selling and marketing	1,592	1,181	411
General and administrative	4,079	4,195	(116)
Total operating expenses	8,996	8,891	105
Loss from operations	(8,980)	(8,862)	(118)
Interest expense	(2)	(5)	3
Other income, net	1,168	948	220
Net loss	$(7,814)	$(7,919)	$105

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change
	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$570	$1,419	$(849)
Research and bioinformatics	1,904	1,301	603
Laboratory operations	810	782	28
Total research and development expenses	$3,284	$3,502	$(218)

The $0.2 million decrease in total research and development expenses was primarily due to a $0.8 million decrease in clinical study costs, partially offset by a $0.6 million increase in research and bioinformatics costs. The $0.8 million decrease in clinical study costs was primarily due to a $0.9 million decrease in PRIME study costs as we continue winding down study-related costs and advance towards publication. The $0.6 million increase in research and bioinformatics costs was primarily due to a $0.4 million increase in outside processing costs and a $0.2 million increase in personnel costs.

Selling and Marketing Expenses

The $0.4 million increase was due primarily to increases of $0.3 million in personnel costs as we continued strategically hiring in our commercial organization and $0.1 million in travel costs.

General and Administrative Expenses

The $0.1 million decrease was due primarily to decreases of $0.4 million in professional and legal fees and $0.3 million in stock-based compensation expense, partially offset by increases of $0.5 million in personnel costs due to increased average headcount and $0.1 million in consulting fees.

Other Income, Net

The $0.2 million increase in other income, net, was due to a $0.4 million increase related primarily to interest income on our marketable securities, partially offset by a $0.2 million decrease in investment income related primarily to our marketable securities.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change
	(in thousands)
Revenue	$71	$53	$18
Operating expenses:
Cost of revenue	122	50	72
Research and development	9,955	11,591	(1,636)
Selling and marketing	4,883	3,507	1,376
General and administrative	12,661	12,117	544
Total operating expenses	27,621	27,265	356
Loss from operations	(27,550)	(27,212)	(338)
Interest expense	(8)	(22)	14
Other income, net	3,511	2,915	596
Net loss	$(24,047)	$(24,319)	$272

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change
	(in thousands)
Research and development expenses:
Clinical studies	$2,046	$3,564	$(1,518)
Research and bioinformatics	5,496	5,572	(76)
Laboratory operations	2,413	2,455	(42)
Total research and development expenses	$9,955	$11,591	$(1,636)

The $1.6 million decrease in total research and development expenses was primarily due to a $1.5 million decrease in clinical study costs and a $0.1 million decrease in research and bioinformatics costs. The $1.5 million decrease in clinical study costs was primarily due to a $1.5 million decrease in PRIME study costs as we continue winding down study-related costs and advance towards publication. The $0.1 million decrease in research and bioinformatics costs was primarily due to a $0.4 million decrease in stock-based compensation expense and a $0.3 million decrease in outside processing costs, partially offset by a $0.6 million increase in personnel and consulting costs.

Selling and Marketing Expenses

The $1.4 million increase was due primarily to increases of $0.6 million in personnel costs as we have begun strategically hiring key positions in our commercial organization, $0.4 million in marketing programs and materials as we begin to increase targeted awareness in anticipation of a PRIME study publication, $0.2 million in consulting costs, and $0.1 million in travel costs.

General and Administrative Expenses

The $0.5 million increase was due primarily to increases of $1.2 million in personnel costs due to increased average headcount and $0.4 million in consulting fees, partially offset by decreases of $0.7 million in stock-based compensation expense and $0.4 million in professional and legal fees.

Other Income, Net

The $0.6 million increase in other income, net was due to a $1.1 million increase related primarily to interest income on our marketable securities, partially offset by a $0.5 million decrease in investment income related primarily to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, the sale and issuance of Class A common stock in our IPO, which was completed in July 2021, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. As of September 30, 2025, we had aggregate cash, cash equivalents, and available-for-sale securities of $102.4 million, and an accumulated deficit of $303.8 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(19,503)	$(7,929)
Investing activities	(34,392)	4,358
Financing activities	53,933	2,375
Net increase (decrease) in cash and cash equivalents	$38	$(1,196)

Operating Activities

The net cash used in operating activities during the nine months ended September 30, 2025 was primarily due to a net loss of $24.0 million and a decrease in operating assets and liabilities of $0.7 million, partially offset by an increase in non-cash charges of $5.3 million. The net cash used in operating activities during the nine months ended September 30, 2024 was primarily due to a net loss of $24.3 million, partially offset by an increase in operating assets and liabilities of $10.7 million and non-cash charges of $5.7 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was primarily due to $79.8 million in purchases of marketable securities and $0.4 million in purchases of property and equipment, partially offset by $45.8 million in proceeds from maturities and sales of marketable securities. Net cash provided by investing activities for the nine months ended September 30, 2024 was primarily due to $35.7 million in proceeds from maturities and sales of marketable securities, partially offset by $30.3 million in purchases of marketable securities and $1.0 million in purchases of intangible assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was primarily due to $53.6 million in net proceeds from the February 2025 Offering and $0.5 million in proceeds from employee equity transactions, partially offset by $0.2 million of finance lease principal payments. Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily due to $2.7 million in proceeds from employee equity transactions, partially offset by $0.3 million of finance lease principal payments.

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

In September 2025, we amended our office lease agreement to extend the lease term through June 30, 2034. Future minimum lease payments are detailed in Note 13—Commitments and Contingencies.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no significant changes in the application of our critical accounting policies, significant judgments, and use of estimates during the nine months ended September 30, 2025.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an EGC or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies, reduce disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. As an EGC, we are also not required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, as amended. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates and we are not required to provide auditor attestation regarding requirements of Section 404(b) of SOX.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company if either (1) the market value of our Class A common stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our Class A common stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

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

Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities, municipal debt securities, and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.8 million in the market value of our available-for-sale debt securities as of September 30, 2025. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not intend to sell investments while they are in an unrealized loss position and do not believe we will be required to sell the investments before recovery, which may be maturity.

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

Effects of Inflation

We do not believe inflation has had a material effect on our results of operations during the periods presented. However, an inflationary environment, including the impact of potential imposition or expansion of trade tariffs in the U.S. and the European Union, could affect us by increasing our costs of labor, laboratory supplies, and clinical trials and could adversely affect our business, results of operations, financial position, and cash flows, if it continues over the long-term. In addition, increased inflation has had, and if it continues to increase, may have, an effect on interest rates and may adversely affect our borrowing rate and our ability to obtain any potential additional funding.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before investing in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment.

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
•
If our CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests, and our business will be harmed.
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

•
We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials, as well as for our recently developed whole-blood collection kit and may not be able to find replacements or immediately transition to alternative suppliers on a cost-effective basis, or at all.
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

We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans, the sale and issuance of Class A common stock in our IPO, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. Our net loss for the nine months ended September 30, 2025 and 2024 was $24.0 million and $24.3 million, respectively. As of September 30, 2025, we had an accumulated deficit of $303.8 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop and commercialize new products and services.

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

In the future, we expect to incur significant costs in connection with our operations, including, but not limited to, the development, marketing authorization, and commercialization of new and existing tests, new services, and other products. These development activities generally require a substantial investment before we can determine commercial viability. We expect to need to raise additional funds through public or private equity or debt financings, collaborations or licensing arrangements to continue to fund or expand our operations.

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

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

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

The typical development cycle of new life sciences products or services can be lengthy and complicated and may require new scientific discoveries or advancements, considerable resources, and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. If we do not achieve the required technical specifications or successfully manage development processes of the new product or service, or if development work is not performed according to schedule, then such new technologies, products, or services may be adversely impacted. To date, we have only completed the development process for one product. We cannot assure you that we will ever succeed in completing that process for another product, including for major pregnancy related conditions beyond preterm birth, or that even if we do, it will be launched successfully in the market and find commercial acceptance. If we are unable to successfully develop new products or services, enhance the PreTRM test to meet customer requirements, compete with alternative products and services or otherwise gain and maintain market acceptance, our business, results of operations and financial condition could be harmed.

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

If our CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests, and our business will be harmed.

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

The results of our clinical trials and studies may not support the use of our tests and other product candidates or may not be replicated in later studies.

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

The administration of clinical and economic utility studies is expensive and demands significant attention from certain members of our management team. Data collected from these studies may not be positive or consistent with our existing data or may not be statistically significant or compelling to the medical community or payers. If the results obtained from our ongoing or future studies are inconsistent with certain results obtained from our previous studies, adoption of our products would suffer, and our business would be harmed.

Peer-reviewed publications regarding our products and product candidates may be limited by many factors, including delays in the completion, poor design, or lack of compelling data from clinical studies, as well as delays in the review, acceptance, and publication process. If our products or product candidates or the technology underlying our current or future products or product candidates do not receive sufficient favorable exposure in peer-reviewed publications, or are not published, the rate of health care provider adoption of our tests and positive reimbursement coverage decisions for our tests and other products could be negatively affected. The publication of clinical data in peer-reviewed journals can be a crucial step in commercializing and obtaining reimbursement for clinical diagnostic tests, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. The performance achieved in published studies may not be repeated in later studies that may be required to obtain marketing authorizations should we be required to submit applications to the FDA or other health authorities seeking such authorizations.

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

We may establish operations or develop material partnerships outside the United States, and such operations or partnerships may become material to our business. Therefore, we may become subject to risks related to operating in foreign countries, which include unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements; other laws and regulatory requirements to which our business activities abroad may be subject, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; changes in the political or economic condition of a specific country or region, including Russia’s invasion of Ukraine, the conflict in the Middle East, and the potential for a wider European or global conflict; fluctuations in the value of foreign currencies versus the U.S. dollar; volatility in inflation and interest rates; potential for local and/or global economic slowdown or recession; our ability to deploy overseas funds in an efficient manner; tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), and other trade barriers; global instability from an outbreak of pandemic or contagious disease; difficulties in attracting and retaining qualified personnel; and cultural differences in the conduct of business. For example, recent developments in U.S. trade policy, including the imposition of new tariffs on certain materials and components used in medical diagnostics, could adversely affect our cost of goods sold, supply chain reliability, and market access. Similarly, the U.S. regulatory landscape regarding the transfer of human genetic material and biospecimens to foreign entities, particularly those in designated “countries of concern,” is evolving and new policies from federal agencies such as the FDA and the National Institutes of Health may create restrictions on research collaborations with international partners, require changes to other aspects of our business, or otherwise limit our foreign activities. Retaliatory trade measures by foreign governments could target U.S. health care or diagnostic products, increasing barriers to foreign sales of our products. Changes impacting our ability to conduct business outside of the United States, or changes to the regulatory regime applicable to our operations in countries outside of the United States (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.

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

We may need to raise additional funds through equity or debt financings, corporate collaborations or licensing arrangements to continue to fund or expand our operations. Additional capital, if needed, may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities or grant of equity or equity-linked securities in connection with any debt financing will dilute stockholders’ ownership interests in us and may have an adverse effect on the price of our Class A common stock. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. To the extent that we raise capital through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

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

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2024, we had federal NOL carryforwards of approximately $239.6 million, of which $70.3 million, if not utilized, begin to expire in 2028. Approximately $169.3 million of these federal NOLs can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”

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

The ability of governmental agencies to meet their mandates can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times, most recently in October 2025, resulting in certain regulatory agencies such as the FDA and the SEC furloughing critical employees and suspending critical activities. In early 2025, following the inauguration of President Trump, the Trump Administration began implementing a large-scale reduction of the federal government workforce as well as major organizational changes and consolidating throughout the executive branch. The impact of mass layoffs at governmental offices with which we interact is unclear at this time, and organizational changes remain fluid. In addition, due to congressional failures to enact timely appropriations bills for FY 2026, the federal government has been in shutdown mode since October 1, 2025, and prospects for a resolution are uncertain. If a prolonged government shutdown or slowdown occurs, or a significant reduction in force makes it difficult for offices with which we interact to respond timely, it could have a material adverse effect on our business. Further, the ongoing or future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, leading professional societies may not recommend our products or services or may recommend alternatives to our tests, which may provide a basis for third-party payers not to cover or reimburse our tests. In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. Test-ordering providers may also rely on such guidelines when deciding whether to order testing for their patients. If any relevant professional societies issue guidelines suggesting, or otherwise make recommendations, that providers not use our tests or instead use alternatives to our tests, payers may make unfavorable coverage and reimbursement decisions, and test-ordering providers may not order our tests. Any such outcomes could have a material and adverse effect on our business, operating results, and financial condition.

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

In addition, the terms of any such agreement may require a physician or qualified practitioner’s signature on test requisitions or require other controls and procedures prior to conducting a test. In particular, third-party payers have been increasingly requiring prior authorization to be obtained prior to conducting a test as a condition to reimbursing for the test. If the payers were to do so for the PreTRM test, it could place a burden on our billing operations and require us to dedicate resources to monitoring that these prior authorization requirements are met. To the extent we or the health care providers ordering our tests do not follow the prior authorization requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us or may not receive some or all of the reimbursement amounts to which we would otherwise be entitled. This may occur in the future, which could have a material and adverse effect on our business, operating results, and financial condition.

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

In the United States, the Affordable Care Act, or ACA, was signed into law in March 2010 and significantly impacted the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. The ACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. The ACA also created a new system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain “essential health benefits” are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of “essential health benefits” and we do not know whether our tests or other products will fall into a benefit category deemed “essential” for coverage purposes across the plans offered in any or all of the exchanges. If any of our tests are not covered by plans offered in the health insurance exchanges, our business, operating results and financial condition could be adversely affected.

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

Various other health care reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014, or PAMA, for example, introduced a multi-year pricing program for services payable under the Clinical Laboratory Fee Schedule, or CLFS, that is designed to bring Medicare allowable amounts in line with the amounts paid by commercial insurers. The rule issued by CMS to implement PAMA required certain laboratories to report third-party payer rates and test volumes, though these reporting requirements have been delayed.

The implementation of Medicare rates pursuant to PAMA has negatively impacted overall pricing and reimbursement for many clinical laboratory testing services and may do so in the future. Since January 1, 2018, the Medicare payment rate for such tests is equal to the weighted median private payer rate reported to CMS, which for many tests is lower than the previous CLFS payment rates due to the often lower negotiated commercial insurer rates applicable to large commercial laboratories that were required to report data to CMS. Likewise, because commercial insurers often base their pricing for laboratory testing on a percentage of the price set on the CLFS, PAMA has in turn affected rates paid by commercial insurers. Legislative proposals to reform PAMA, known as the RESULTS Act (H.R. 5269, S. 2761), have been introduced in Congress and, if passed, would result in permanent changes to PAMA’s rate-setting process.

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

Many of the sequencing instruments, reagents, kits, and other consumable products used to collect samples or perform our testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale as analyte specific reagents, or ASRs, or for research use only, or RUO. ASRs are medical devices and must comply with FDA quality system requirements provisions and other device requirements, but most are exempt from premarket review by the FDA as an in vitro diagnostic product. Products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including the approval or clearance and other product quality requirements for medical devices. A product labeled RUO, but which is actually intended for clinical diagnostic use, such as a test reagent or part of a blood collection kit, may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug and Cosmetic Act, or the FD&C Act, and subject to FDA enforcement action. The FDA has said that when determining the intended use of a product labeled RUO, it will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with a supplier’s or lab's assessment that the supplier’s products are RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against the supplier or the lab, including requiring the supplier to cease offering the product to the lab, or requiring the lab to cease distributing the supplier's product, while it seeks appropriate marketing authorization from FDA. Suppliers of ASRs and RUO products that we employ in our tests may cease selling their respective products, or we may need to cease distributing them for use in our testing, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

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

We launched the PreTRM test as an LDT and may in the future develop other tests that would be considered to be LDTs. Although historically the FDA applied a policy of enforcement discretion with respect to LDTs whereby the agency did not generally actively enforce the IVD medical device regulatory requirements for such tests, in May 2024, the FDA issued a final rule to regulate LDTs under the existing medical device framework and to phase out its enforcement discretion policy for this category of diagnostic tests over several years. This FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other in vitro diagnostic tests. However, in March 2025, a federal district court judge issued a decision that vacated the FDA’s final rule on the grounds that the agency did not have authority under the FD&C Act to promulgate it because LDTs do not fall within the statutory definition of “device.” This district court ruling was not appealed, and in September 2025 the FDA implemented the court’s vacatur of the final rule with a formal public notice. Accordingly, we will not become subject to existing medical device regulatory requirements as was expected under the final rule prior to the court’s decision.

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

If the FDA were to disagree with our conclusion that the currently marketed PreTRM test (or any future tests we may develop) meets the criteria to be considered an LDT, and the agency thus asserts such a test is subject to the FDA’s medical device authorities and implementing regulations, the agency could require that we obtain premarket approval or another type of device premarket authorization prior to commercialization of the in vitro diagnostic test. Depending upon the risk classification of an individual test, we may be required to obtain premarket clearance under Section 510(k) of the FD&C Act or approval of a premarket approval application, or PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes 3 to 12 months, but it can take significantly longer, and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from 1 to 3 years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. As part of such a process, we may be required to conduct additional clinical testing before applying for commercial marketing authorization. Clinical trials must be conducted in compliance with FDA regulations in order to support a marketing submission to the agency for a regulated product, or the FDA may take certain enforcement actions or reject the data. Performing additional, new clinical studies and trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize the test, any or all of which would adversely impact our business. Any such clinical trial may need to comply with recent amendments to the FD&C Act requiring sponsors of most clinical studies of investigational devices to develop and submit a diversity action plan to the FDA. If we were to be required to develop a diversity action plan for any future clinical trial, such an obligation could result in further costs and potentially delay our ability to begin such a clinical trial.

Furthermore, should it be required in the future, we cannot be sure that premarket submissions for the PreTRM test, any new tests that we may develop, or new uses for our products that we may develop, will be reviewed and authorized for marketing by the FDA in a timely or cost-effective manner, if authorized at all. Even if such tests are authorized for marketing by the FDA, the agency could limit the test’s indications for use, which may significantly limit the market for that product and may adversely affect our business and financial condition. In addition, failure to comply with any applicable FDA requirements could trigger a range of governmental enforcement actions, including but not limited to warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension, or total shutdown of operations and denial of or challenges to applications for marketing authorization, as well as significant adverse publicity.

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

Further, even if clinical trials are completed as planned, we cannot be certain that their results would be able to support the PreTRM or future test’s claims or that the FDA will agree with our conclusions regarding the results of our clinical trials. If we are required to conduct clinical trials to support a premarket submission to the FDA, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase the development costs for the PreTRM test or any future tests and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory authorization. See related risks described above at “The results of our clinical trials and studies may not support the use of our tests and other product candidates or may not be replicated in later studies.”

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

We believe that our customer base and potential patient populations are active on social media, and we have begun engaging through those platforms to elevate our national marketing presence. Social media practices in the diagnostic, pharmaceutical, biotechnology, and medical device industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, the PreTRM test or any future products we may develop, which could result in reporting obligations or the need for us to conduct an investigation. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our testing products on any social networking website. If any of these events were to occur or we otherwise fail to comply with any applicable regulations, we could incur liability, face restrictive regulatory actions, or incur other harm to our business.

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

In addition, California voters also approved a new privacy law, the California Privacy Rights Act, or CPRA, on November 3, 2020, which went into effect in January 2023, with enforcement commencing in July 2023. CPRA modifies the CCPA significantly, resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. The CPRA imposes additional obligations on companies covered by the legislation and expands consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new regulatory entity, the California Privacy Protection Agency, which is vested with authority to implement and enforce the CCPA and the CPRA. In addition to California, many other U.S. states have proposed or enacted similar privacy laws applicable to our operations, and additional states are likely to follow, increasing compliance complexity and increasing risks of failures to comply.

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

To the extent that any disruption or cybersecurity incident were to result in, or be perceived to result in, loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, we could incur liability and reputational damage, and the development and commercialization of our programs could be delayed. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or cybersecurity incident impacting, our systems or third-party systems where information important to our business operations or commercial development is stored.

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

Issues in the development and use of artificial intelligence, combined with an uncertain and evolving regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Additionally, our vendors and suppliers may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, which may inhibit our or our vendors’ and suppliers’ ability to maintain an adequate level of service and experience. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the European Union’s Artificial Intelligence Act, or the AI Act, is the world’s first comprehensive law regulating the development and use of artificial intelligence—entered into force on August 1, 2024 and, with some exceptions, will become fully effective from August 2, 2026. The AI Act regulates artificial intelligence systems based on risk level, has extraterritorial reach in certain circumstances, and imposes obligations on providers, manufacturers, importers, distributors, and deployers of artificial intelligence systems. The AI Act also prohibits certain uses of artificial intelligence. Several states have also proposed, passed, or enacted legislation governing the use of artificial intelligence, including legislation specific to use of artificial intelligence in health care. If we develop or use artificial intelligence systems that are governed by the AI Act, we may be required to ensure higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.

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

We may not be aware of all third-party intellectual property rights potentially relating to our tests or technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO, or other similar proceedings in non-U.S. jurisdictions, that could result in substantial cost to us and the loss of valuable patent protection. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, regardless of the merit of such proceedings and regardless of whether we are successful, we could experience significant costs, and our management may be distracted. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our intellectual property may be infringed by a third party.

Third parties may infringe one or more of our patents, trademarks or other intellectual property rights. We cannot predict if, when, or where a third party may infringe our intellectual property rights. To counter infringement, we may be required to file infringement lawsuits, which can be expensive and time consuming. There is no assurance that we would succeed in a court of law proving that a third party is infringing one or more of our issued patents or trademarks. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us, alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly and/or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, any of which may adversely affect our business. Even if we are successful in proving in a court of law that a third party is infringing our intellectual property rights, there can be no assurance that we would be successful in halting their infringing activities, for example, through a permanent injunction, or that we would be fully or even partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party at terms less profitable or otherwise commercially acceptable to us than if the license or agreement were negotiated under conditions between those of a willing licensee and a willing licensor. We may not become aware of a third-party infringer within legal timeframes for compensation or at all, thereby possibly losing the ability to be compensated for any harm to our business. Such a third party may be operating in a foreign country where the infringer is difficult to locate and/or the intellectual property laws may be more difficult to enforce. Some third-party infringers may be able to sustain the costs of complex infringement litigation more effectively than we can because they have substantially greater resources. Any inability to stop third-party infringement could result in loss in market share of some of our tests and technology or even lead to a delay, reduction and/or inhibition of the development, manufacture or sale of certain tests and technology by us. There is no assurance that a test or technology produced and sold by a third-party infringer would meet our or other regulatory standards or would be safe for use. Such third-party infringer tests or technology could irreparably harm the reputation of our tests or technology thereby resulting in substantial loss in our market share and profits.

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

In addition, U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that may have a material adverse effect on our ability to obtain new patents and to defend and enforce our existing patents and patents that we might obtain in the future.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our tests and technology. In addition, counterparties to our consulting, sponsored research, software development and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. In particular, certain software development agreements pursuant to which certain third parties have developed parts of our proprietary software may not include provisions that expressly assign to us ownership of all intellectual property developed for us by such third parties. As such, we may not have the right to use all such developed intellectual property under such agreements, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain such licenses and such licenses are necessary for the development, manufacture, and commercialization of our tests and technology, we may need to cease the development, manufacture, and commercialization of our tests and technology. Litigation may be necessary to defend against these and other claims challenging inventorship of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our business, including our software, workflows, consumables, and reagent kits. In such an event, we may be required to obtain licenses from third parties, and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of our tests and technology. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain customers or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We rely on trade secret protection to protect our interests in proprietary know-how and in processes for which patents are difficult to obtain or enforce, including the proprietary algorithm that we use for our tests and technology, including the PreTRM test. We may not be able to protect our trade secrets adequately. We have a policy of requiring our consultants, advisors, and collaborators to enter into confidentiality agreements and our employees to enter into invention, non-disclosure, and non-compete agreements. However, no assurance can be given that we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. There is also no assurance that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information. Furthermore, we cannot provide assurance that any of our employees, consultants, contract personnel, or collaborators, either accidentally or through willful misconduct, will not cause serious damage to our programs and our strategy, for example by disclosing important trade secrets, know-how, or proprietary information to our competitors.

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

Our executive officers, directors and our stockholders holding 5% or more of our common stock and their affiliates beneficially hold a significant percentage of our outstanding Class A common stock. Specifically, our largest stockholder and its affiliated entities hold approximately 15% of our outstanding shares of Class A common stock, in addition to shares of our Class B common stock and pre-funded warrants to purchase shares of our Class A common stock. These stockholders, individually or acting together, would be able to significantly influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may adversely affect the market price of our Class A common stock by:

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

We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our Class A common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.

The dual class structure of our common stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our Class A common stock are entitled to one vote per share, while holders of our Class B common stock are not entitled to any votes per share. Nonetheless, each share of our Class B common stock may be converted at any time into one share of our Class A common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation, as amended. Consequently, if holders of our Class B common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our Class B common stock and correspondingly decreasing the voting power of the holders of our Class A common stock, which may limit your ability to influence corporate matters.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in our periodic reports. We cannot predict whether investors will find our Class A common stock less attractive if we rely on certain or all of these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.

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

As management continues to work with outside counsel to adopt formal training procedures to periodically educate our officers as to our SEC reporting responsibilities, our principal executive and principal financial officers have concluded that we had effective disclosure controls and procedures as of December 31, 2024. However, we cannot provide assurance that we will not have further lapses in our disclosure controls and procedures, which could result in our failure to provide accurate and timely disclosure to our investors.

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

Rules and regulations applicable to public companies have substantially increased and are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we incur substantial costs to maintain the same or similar coverage as when we were a private company. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or its committees or as executive officers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Insider Trading Arrangements and Policies:

The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) adopted during the quarter ended September 30, 2025 by any director or executive officer who is subject to the filing requirements of Section 16 of the Exchange Act, or a Section 16 Director or Officer. These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of our Section 16 Directors or Officers may participate in our 2021 Employee Stock Purchase Plan, or the 2021 ESPP, that has been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) were adopted by any Section 16 Director or Officer during the quarter ended September 30, 2025. No Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any Section 16 Director or Officer during the quarter ended September 30, 2025.

Name and Position	Action	Adoption Date	Duration/Expiration Date(1)	Aggregate Number of Shares to be Sold
Austin Aerts, Chief Financial Officer	Adoption	8/27/2025	11/15/2026	Indeterminable(2)
Jane Barlow, Director	Adoption	8/13/2025	3/31/2027	Up to 135,000
(1)
Sales under the trading arrangement will not commence until the selling start date. Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above pursuant to the terms of the trading arrangement.
(2)
The 10b5-1 trading arrangement provides for the sale of up to (i) 132,021 shares of our Class A common stock plus (ii) the net number of shares of our Class A common stock underlying certain RSU awards. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our Class A common stock at the time of vesting.

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

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40606) filed with the SEC on February 12, 2025).
10.1*	Fourth Amendment to Lease, effective as of September 22, 2025, by and between Eastland Regency, L.C. and the Registrant.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

SERA PROGNOSTICS, INC.

Date: November 13, 2025	/s/ Zhenya Lindgardt
Zhenya Lindgardt
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	/s/ Austin Aerts
Austin Aerts
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)