Form 10-K
period 2025-12-31
SERA PROGNOSTICS, INC.
filed 2026-03-18
CIK 1534969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the Nasdaq Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $82.9 million. As of March 13, 2026, the registrant had 38,176,089 and 967,759 shares of Class A and B common stock, $0.0001 par value per share, outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

“Sera,” “PreTRM,” “PreTRM Global,” “The Pregnancy Company,” “Sera Prognostics,” “LikeMine,” and our logo are our trademarks. All other service marks, trademarks, and trade names appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the Annual Report, are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, trademarks and tradenames referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames. Unless the context otherwise requires, we use the terms “Sera,” “Company,” “we,” “us” and “our” in this Annual Report to refer to Sera Prognostics, Inc.

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
•
regulatory developments in the United States and foreign countries, including changes in U.S. Food and Drug Administration, or FDA, regulation of laboratory-developed tests;
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

PART I

Item 1. Business

Overview

We are a women’s health company utilizing our proprietary proteomics and bioinformatics platform, and significant data resources to improve maternal and neonatal health by discovering, developing, and commercializing blood-based biomarker tests, and predictive analytic products and services. Our vision is to become the global leader in high-value women’s health diagnostics. We plan to do this by taking a holistic approach to providing pivotal and actionable information to pregnant women, their physicians, and health care payers to significantly enhance a mother’s pregnancy journey, improve maternal and neonatal health, and reduce health care costs. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing, data, and economic analysis enables us to provide physicians and expectant mothers with personally insightful, clinically meaningful, and economically impactful information designed to improve the pregnancy experience and outcomes for mothers and babies.

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

Preterm birth is a major health risk that strains the U.S. health care system both clinically and economically. The 2025 March of Dimes Report Card shows that, for the fourth consecutive year, the United States earned a D+ grade for preterm birth, making the longest stretch of the lowest grade in Report Card history. Preterm birth causes numerous medical issues requiring more time spent in the hospital, increases in pediatric care and can cause lifelong health complications, and is estimated to contribute to approximately 34% of newborn deaths. Critically, identifying patients at higher risk of preterm birth is a clinical challenge where traditional screening methods fail to identify 81% of spontaneous singleton preterm births, and at least 50% of pregnant women who deliver prematurely had no known risk factors, limiting the opportunity to receive any personalized treatments or interventions that could potentially improve this outcome. According to the American College of Obstetricians and Gynecologists, or ACOG, an “effective treatment to reduce preterm birth should be available, and the screening program should be feasible, cost effective, and accessible to all patients.”

In many cases, the complications of preterm birth have profound short- and long-term health consequences for the mother and baby. Beyond the unmet clinical need, the economic consequences of preterm birth are estimated to be approximately $25 billion annually in the United States. The average delivery care cost of a baby born before 32 weeks is more than three times higher than a full-term birth, while the associated health consequences result in average health care costs over the first seven years of life that are also nearly three times higher.

Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman carrying a single fetus during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes utilizing results derived from past and future clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients, illustrating these benefits to health care providers, insurance payers, and consumers, while providing convenient access to the test through streamlined specimen collection options. Clinical trials conducted to date include the Prediction and Prevention of Preterm Birth, or the PREVENT-PTB Study, Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL, and the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs, or PRIME, study.

In January 2026, we announced the publication of the PRIME study in the Pregnancy Journal, a peer-reviewed open access journal, and official journal of Society for Maternal-Fetal Medicine, or SMFM. Key findings from the PRIME study include a 20% reduction in babies admitted to the Neonatal Intensive Care Unit, or NICU, a 20% reduction in neonatal morbidity and mortality, assessed by a composite index, a 56% reduction in babies born before 32 weeks, and a 32% reduction in babies born before 35 weeks. In addition, the PRIME study showed that the number of patients needed to screen to save a NICU day, or NNS, was 4.2. We are currently processing publication manuscripts of additional PRIME data, including exploratory analyses and economic benefits, to be submitted in the coming months.

The findings of the PRIME study are similar to those from the AVERT PRETERM TRIAL, which was published in July 2024, in Diagnostics, an international, peer-reviewed, open access journal on medical diagnosis. Diagnostics highlighted this study on the cover of the July issue. Notable results from this study indicated an 18% reduction in severe neonatal morbidity and mortality. Additionally, there was a 7-day reduction in the mean neonatal hospital length of stay among neonates with the longest stays. The trial also showed an increase in the average gestational age at birth before 32 weeks by 2.48 weeks. Furthermore, there was a 28-day reduction in the neonatal length of hospital stay for babies born before 32 weeks’ gestation, significantly reducing the time spent in the hospital for those at risk of the earliest delivery. Significant reductions in neonatal morbidity and mortality were also reported, as well as hospital and NICU lengths of stay, in the entire intent-to-treat population. The test-and-treat strategy was linked to decreased odds of preterm birth and spontaneous preterm birth at various gestational ages.

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

ACOG updated its Clinical Consensus on Tailored Prenatal Care Delivery for Pregnant Individuals in May 2025. The report includes important updates to prenatal care related to incorporation of risk assessments based on medical, social, and structural drivers of health. Recommendations include changes to the frequency of monitoring via visits, the use of telemedicine, and supportive services. In collaboration with providers, patients can elect to tailor prenatal schedules, for example, by fewer proposed visits or evaluations for patients that lack risk factors (e.g. prior pregnancy or medical conditions) and more intense schedules for patients at greater risk.

We recognize ACOG’s emphasis on the importance of risk assessments in prenatal care. Our PRIME study supports the use of the PreTRM test as a component of comprehensive risk assessment in prenatal care, as the PreTRM test results have been demonstrated in clinical trials to help direct interventions and limited resources toward those most at risk of preterm birth. We believe that PRIME publication in context of ACOG’s updated statement may create an opportunity for clinical opinion leaders to evaluate and issue guidelines around new technologies that can help with the risk assessments called for by ACOG. Any such developments could potentially influence the adoption of our PreTRM test and affect our future market opportunities.

We believe the health benefits of this model translate favorably to health economic savings, creating a powerful value proposition to insurance payers. We estimate that the average cost of a NICU day is approximately $6,300 and the average length of a NICU stay is 12-14 days. Data from the PRIME study suggests that the NNS to save a NICU day is 4.2, and to save a NICU admission is 38.5. In contrast, the standard of care for short cervix, an existing clinical risk factor for preterm birth which utilizes transvaginal ultrasound plus progesterone treatments, has an NNS to save a NICU admission of 150. This indicates that the PreTRM test-and-treat strategy is at least three times more effective at saving a NICU admission than a current technology that is already considered standard care. We plan to integrate data from our studies into our health economic model, which we will make available to prospective customers to help estimate potential economic value from adopting the PreTRM test-and-treat strategy in their institutions.

Beyond demonstration of clinical efficacy and potential health economic savings, we intend to study the effectiveness and implementation of the PreTRM test in a real-world setting. Our real-world evidence implementation programs, targeting to expand PreTRM clinical utility data and replicate randomized controlled trial evidence in the real world, have been developed and the first qualitative pre-implementation study has been completed and is being prepared for publication.

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

•
Demonstration of Health and Economic Impact of Our Test and Treat Strategy: We believe a critical element of our success will be to demonstrate the beneficial health and economic impacts of using the information provided by our biomarker tests. In the case of the PreTRM test, our commercialization strategy involves amassing clinical and economic data to definitively demonstrate that detecting a mother’s risk of preterm birth can enable proactive interventions which improve her health and that of her baby, while at the same time saving substantial health care system costs. Our rigorous, controlled intervention trials, PREVENT-PTB, AVERT PRETERM TRIAL and PRIME, evaluated our test-and-treat strategy in a total of more than 7,000 patients enrolled in the treatment arms. We have published multiple peer-reviewed papers supporting clinically beneficial results from PREVENT-PTB, the AVERT PRETERM TRIAL, and the PRIME study.

We also work with leading health economists and organizations to build rigorous models that describe how application of the PreTRM test-and-treat strategy impacts both health and economic outcomes. We work to publish models that provide peer reviewed evidence of the value of our strategy.
•
Societal Guidelines: We believe that broad market adoption of a product benefits from the product being included in clinical societal guidelines, and therefore we support organizations such as SMFM and ACOG by providing them insights from our accumulating evidence development.
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

Our Pipeline

We are developing a robust pipeline of novel blood-based biomarker tests and predictive analytic products and services for a number of major pregnancy related conditions beyond preterm birth by leveraging the biological insights provided by our proprietary technology platform. Our product candidates are designed to accurately predict and enable better management of a range of serious pregnancy-related conditions. We believe these product candidates, if successfully developed, have the potential to address significant unmet needs by providing more accurate prediction of these pregnancy-related conditions and providing patients with meaningful information and physicians with earlier opportunities for intervention.

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

Our Strategy

Our vision is to deliver pivotal and actionable information to pregnant women, their physicians and health care payers to significantly improve the pregnancy experience and maternal and neonatal health, and to dramatically reduce health care costs. Our goal as The Pregnancy Company is to discover, develop and commercialize clinically meaningful and economically impactful biomarker tests and predictive analytic products and services designed to improve the pregnancy experience and neonatal outcomes. We assess product opportunities across physician-ordered, direct-to-consumer and business-to-business commercialization models and both payer-reimbursed and consumer-pay approaches. We believe it is critical to develop products that will be viewed as cost-effective by payers in order to receive reimbursement for our tests. We are pursuing our vision by implementing the following strategies:

•
Expand payments for the PreTRM test to a variety of market segments and payment models to maximize the commercial opportunity. We believe that growing payment for the PreTRM test by integrated systems, institutional physician networks, self-insured employers, major health insurance payers and even patient self-payment models should help drive physicians to more broadly offer the testing to their patients, thereby expanding the number of U.S. pregnancies benefiting from our technology. We also believe that based on our growing body of evidence regarding the clinical and economic benefits of the PreTRM test, our commercial collaborations with partners such as Elevance Health, and the anticipated greater payer and physician adoption throughout the United States, the PreTRM test has the potential to create a new standard of care in pregnancies.

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
•
Continue building an evidence portfolio of clinical and economic outcomes driven by our products. In addition to publication of AVERT and the recent publication of PRIME study results in Pregnancy, we seek to complete economic analyses for both studies and to publish additional exploratory analyses related to the PRIME study. Additionally, we plan to further corroborate our test and treat strategy in real-world evidence studies, which we launched in 2025.
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

We are continually enhancing our analytical techniques. This includes improving customer experience with the identification and validation of whole-blood collection devices, ambient specimen shipping, and laboratory process changes. We continually refine the laboratory process to make it more efficient, lower costs, and improve turnaround time, or TAT. A significant goal in our strategy is the migration to immunoassays in cases where this is advantageous, such as consumer ordered tests or international clinical testing kits. Antibodies are the currency that applies across the immunodiagnostic space as they apply uniformly despite the variations in immunoassay platform technologies. An automated affinity-capture mass-spectrometry, or AC-MS, PreTRM assay was launched in 2024. This approach uses custom, proprietary antibodies, coupled to magnetic beads to isolate PreTRM analytes for mass spectrometry measurement. AC-MS enables parallel processing of specimens, very short LC-MS analysis times, quicker overall TAT, and lower costs. We continue to evaluate additional antibodies to PreTRM analytes for potential development of sandwich immunoassays (e.g., enzyme-linked immunosorbent assay, or ELISA) or clinical analyzer-compatible assays. Current efforts also include the identification of antibodies and the development of immunoassays for other pipeline products.

Advanced Bioinformatics

We have assembled a powerful collection of advanced bioinformatics capabilities as a critical component of our platform. Bioinformatics is an essential field of science in which biology, statistics, advanced computational science and information technology are combined to systematically and comprehensively analyze complex biological information. The advanced bioinformatics tools that we apply at great scale to measurements conducted on our biobank specimens to develop high-performing, important predictive algorithms include, but are not limited to, machine learning, artificial intelligence, causal inference, supervised learning methods, dimensionality reduction methods and advanced statistics. As a result of rigorously applying our core expertise and proprietary approaches in bioinformatics, we have discovered high-performing algorithms that reliably distinguish pregnancies with normal protein expression compared to those showing disordered protein expression. Deep bioinformatics insights into the biology of pregnancy have enabled us to discover, verify and validate important predictions of adverse pregnancy outcomes.

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

Of the estimated 140 million annual births globally, approximately 15 million births are preterm. In the United States, there are approximately 3.7 million annual births and approximately 1 in 10 are premature. The 2025 March of Dimes Report Card shows that, for the fourth consecutive year, the United States earned a D+ grade for preterm birth, making the longest stretch of the lowest grade in Report Card history. Preterm birth remains a leading cause of neonatal morbidity and mortality throughout the world. In the United States, approximately 20,000 annual deaths occur before age one, with prematurity being a major cause. Of the approximately 15 million preterm babies born every year across the globe, about one million die. As a consequence of their preterm birth, many infants require significant medical support in intensive care settings to survive and continue to develop. Preterm birth is also associated with significant long-term disability for many individuals, including learning disabilities, cerebral palsy, chronic respiratory illness, intellectual disability, seizures and impairment of vision and hearing, which can generate significant costs throughout the lives of affected children. The annual U.S. health care costs to manage short- and long-term complications of preterm birth have been estimated to be approximately $25 billion, consisting of direct medical costs incurred during pregnancy, lost productivity due to preterm birth in the perinatal period as well as additional associated longer term medical costs for the mother and child. The estimated average expense per preterm delivery in the United States is approximately $65,000. Earlier preterm births are associated with higher costs due to the greater severity of complications occurring in babies born at earlier gestational ages. Given this, the ability to prolong the gestation period by even one week has the potential for significant savings as shown in the figure below. As a result, the economic benefit of a test that can enable effective interventions to prolong the length of time for a baby to continue developing in utero, even for a short period of time, and to improve neonatal health before delivery is substantial.

Health Costs & Implications of Preterm Birth

PREMATURE BIRTH LEADS TO

Health Cost & Implications

18X+
HIGHER BIRTH COST OF NEWBORNS

	Extremely Premature < 28 weeks	**Premature** < 32 weeks	**Full Term** 37-40 weeks
	Risk of death, long NICU stay, respiratory issues, decreased organ development, infections	Respiratory issues, significant NICU stay, feeding challenges, temperature regulation, under development	Lower healthcare condition burden
AVERAGE DELIVERY CARE COST	**Up to $344,355**	**$64,815**	**$18,865**
HEALTH CARE COSTS OVER 7 YEARS	$30,889 | ~7X Higher Costs	$11,799 | ~3X Higher Costs	$4,165

References: 1.Phibbs CS, et al. Birth Hospitalization Costs and Days of Care for Mothers and Neonates in California, 2009-2011. J Pediatr. 2019 Jan; 204:118-125.e14 2.Beam et al, Estimates of healthcare spending for preterm and low-birthweight infants in a commercially insured population: 2008-2016, Journal of Perinatology (2020) 40:1091–1099. - Preterm births account for 61% of neonatal costs for in-hospital deliveries 3. Full term cost source: https://www.healthsystemtracker.org/brief/health-costs-associated-with-pregnancy-childbirth-and-postpartum-care/ 4. Inflation calculator: https://www.bls.gov/data/inflation_calculator.htm
PRESENT-105 rev 6.3

Unfortunately, traditional screening methods fail to identify 81% of spontaneous singleton preterm births. Currently, the two most commonly used predictors of preterm birth risk are a woman’s history of prior preterm delivery or a short cervical length measurement found early in pregnancy. At least 50% of pregnant women who deliver prematurely had no known risk factors, limiting the opportunity to receive any personalized treatments or interventions that could potentially improve this outcome. Therefore, the ability to identify the great majority of women who will, in fact, deliver prematurely, and thus be able to more proactively manage their risk, represents a significant unmet medical need and offers a pivotal opportunity to make a positive difference for the mother and the baby.

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

The PreTRM Test — Our Solution for Preterm Birth

Utilizing our product discovery, development and commercialization approach, and in view of these stark realities of preterm birth, we focused our first development and commercialization efforts on addressing preterm birth. Our first product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of spontaneous preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman, carrying a single fetus, during weeks 18 through 20 of gestation. The specimen analyzed in the PreTRM test is drawn once in singleton pregnancies where there is no evidence of significant fetal anomalies by non-invasive pre-natal genetic screening, or NIPS, or ultrasound, and the women tested are not taking progesterone. In addition to traditional phlebotomy for obtaining a patient specimen, we recently validated and added a whole-blood collection kit option that utilizes the less invasive fingerprick method of collection. We have contracted with an FDA-registered supplier to produce our branded kit under applicable quality systems requirements and have begun making the kit available at a limited scale. Whether the patient's blood specimen is collected via phlebotomy methods or by using the collection kit, the specimen is then sent to and analyzed in our CLIA certified clinical laboratory using our high throughput mass spectrometry technology. Once the laboratory analysis is completed, a risk report is generated from our validated algorithm and the results are transmitted to the ordering clinician. The PreTRM test provides an accurate prediction of the expectant mother’s individualized risk, expressed as a percentage, of delivering spontaneously before 37 weeks’ gestation, as well as her relative risk compared to the average population risk. The great majority of singleton preterm births are spontaneous, where the mother goes into labor and delivers without any apparent known pathology.

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

The strength of the data from our studies of the PreTRM test has enabled us to pursue an innovative and accelerated approach to commercialization. Elevance Health, whose health plans cover more than 10% of U.S. pregnancies annually, agreed to pay for our PreTRM test for eligible pregnant members as part of a commercial collaboration. The collaboration also enables us to generate more data to demonstrate the value of the PreTRM test and treat approach across diverse patient populations within Elevance Health’s insurance plans.

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

TREETOP Study

Our second large clinical validation study, A MulTicenteR AssEssmEnt of a SponTaneOus Preterm Birth Predictor, or TREETOP, enrolled patients beginning in October 2016 with the last delivery occurring in May 2019. The TREETOP study enrolled 5,011 pregnant women from 18 sites across the United States and validated a PreTRM test risk threshold to statistically stratify higher versus lower risk patients based on a pre-specification of the threshold from PAPR data and by applying it to specimens in this cohort. The validated threshold of 15%, twice the average population risk of spontaneous preterm birth, was demonstrated to statistically separate patients at higher versus lower risk of preterm delivery based on the PreTRM test results. This is the risk threshold for interventional actions to be taken in the PRIME prospective intervention trial that was initiated in 2020. These results were reported in detail at Burchard et al., J. Clin. Med. (2021) 10:5088.

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

In the PREVENT-PTB trial, women enrolled were randomized 1:1 to either the screened or control group. Women in the screened group received the PreTRM test, and those at higher risk of preterm birth according to the test result were offered a menu of proactive interventions. These included care management (i.e., weekly contact with a care management nurse, preterm prevention clinic visits, evaluation of signs and symptoms of prematurity, education, cervical length monitoring) and medications (17-α-hydroxyprogesterone caproate, low-dose aspirin and the administration of corticosteroid treatment at a lower threshold if patients indicated clinical signs or symptoms of imminent delivery). Patients in the screened group that were found not to be at higher risk by the PreTRM test and those in the control group received standard obstetrical care. The diagram below illustrates the study design for PREVENT-PTB:

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

AVERT PRETERM TRIAL

The AVERT PRETERM TRIAL (Clinical trials identifier: NCT03151330) was a large prospective, historically-controlled intervention trial conducted at ChristianaCare in Newark, Delaware. The purpose of the study was to evaluate the impact on health and economics by applying the PreTRM test to screen pregnant women for risk of spontaneous preterm delivery and to proactively intervene in individuals who were shown by the PreTRM test to be at higher risk of spontaneous preterm birth. Those deemed by the test to be at lower risk received standard care, as did the historical control population. As in the PREVENT-PTB study, interventions in the higher-risk group included care management (closer monitoring by their clinicians and case management nurses) and medications (e.g., vaginal progesterone, low-dose aspirin). The two co-primary endpoints were reduction in total neonatal hospital length of stay and improvement in composite neonatal morbidity and mortality in the PreTRM-screened group versus the historical control group, which did not have a PreTRM test.

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

PRIME Study

In collaboration with Elevance Health, we conducted the PRIME (Clinical trials identifier: NCT04301518) study, which was a prospective randomized controlled study anticipated to enroll up to 6,500 pregnancies in 19 respected maternal fetal medicine centers. We began enrollment in November 2020. In December 2023, we announced that the Data Safety Monitoring Board, or DSMB, overseeing our PRIME study recommended stopping enrollment due to efficacy, reporting that either co-primary endpoints, neonatal hospital length of stay and composite neonatal morbidity and mortality, met the stopping criteria for statistical significance at the pre-planned interim analysis. We adopted the DSMB’s recommendation and stopped PRIME study enrollment to focus on analyzing and reporting the available data. Patients who were enrolled at the time the study stopped continued as part of the final study results. In January 2025, an abstract of the data was published in Pregnancy and the principal investigator from the PRIME study presented key results of the study at the 2025 SMFM Pregnancy Meeting. A manuscript reporting final PRIME study results was published in Pregnancy on January 6, 2026.

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

Major perinatal outcomes evaluated in each group included length of NICU and total hospital stay, measures of neonatal health, NICU preterm costs and preterm delivery rates. All subjects were followed through the duration of the pregnancy and delivery, and neonates were followed until initial hospital discharge to assess the course of pregnancy, labor and any related maternal or fetal complications. Readmission of infants will also be assessed at 180 days, 1 year and 3 years of life using the

Elevance Health/Carelon Research Integrated Research Database to evaluate longer-term outcomes and costs associated with preterm delivery.

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

Molecular Time-to-Birth

Problem and Need. We have already developed a high performing biomarker signature in our PreTRM test for spontaneous preterm birth risk. For a pregnant woman who is not at higher risk of preterm birth by our PreTRM test, she may like to know how much time is remaining in her pregnancy until delivery. Unfortunately, current methods for predicting the length of gestation, including due date prediction from last menstrual period and ultrasound dating based on fetal measurements early in pregnancy, lack precision as to when delivery will occur. We have identified biomarker signatures that predict the time remaining in a pregnancy with greater accuracy than is available from current methods.

Status. Using our proprietary biobanks and proteomics platform, we have discovered and verified biomarkers with superior time-to-birth predictive performance, as compared to current dating methods. These biomarkers can determine more precisely how much time is remaining in a woman’s pregnancy based on her individual biology at the time of her blood draw. We are evaluating a test based on this molecular time-to-birth predictor. A manuscript entitled: Clock Proteins Have the Potential to Improve Term Delivery Date Prediction: A Proof-of-Concept Study was published in the journal Life on February 3, 2025.

Predictive Analytics

Problem and Need. As we have accumulated tens of thousands of highly curated pregnancies in our databases, the application of machine learning has opened the potential for predictive pregnancy analytics that give insight on many critical aspects of pregnancy that are relevant to both the mother (e.g., planning, expectations, education) and her physician (e.g., risk assessment, management planning).

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

With the publication of results from the PRIME study and the AVERT trial, we have entered a new phase of commercialization focused on driving clinician awareness, seeking early reimbursement, creating supporting evidence for guideline inclusion, accelerating PreTRM test adoption in the United States, and exploring international expansion.

Drive Clinician Awareness and Education with New Evidence

ACOG has called for a more tailored, patient-centered approach that adjusts monitoring and visit cadence based on individual needs. The PRIME study validates that using biological insight to guide decisions earlier, rather than waiting for complications to emerge, results in more favorable outcomes for mothers and babies. We believe the PRIME study advanced ACOG's vision by supporting a more tailored approach to prenatal care by aligning follow-up, monitoring, and support with each patient’s risk profile instead of relying on a one-size-fits-all schedule. By raising awareness of the results from the PRIME study and the body of evidence from previous work we hope to accelerate adoption of the PreTRM test by health care providers.

We plan to continue driving awareness by deploying online and in-person training and educational tools that demonstrate the unmet need surrounding preterm birth and how the clinically-proven PreTRM test-and-treat strategy can be a solution to this need. Additionally, we expect to spread general awareness of our test and amplify awareness and education through public relations efforts and collaborating with advocacy groups to include our latest research and insights on benefits to the health of mothers and newborns. Finally, we will continue to partner with professional societies and physicians to advocate for reimbursement for the PreTRM test and intervention bundle used in our trials.

Partner with Early Adopter Payers for Reimbursement

We are pursuing reimbursement from commercial and public payers in those markets where the PreTRM test is already being used with support of clinical opinion leaders. We are also engaging with benefits design managers and employers directly to ensure we find innovators and early adopters in the market.

The PRIME study demonstrated that by screening 4.2 patients, we can save one day of stay in the NICU. By arming patients and providers with the risk level, we can support better outcomes, lower cost of care, and improved quality of care for mothers and babies. We will seek to publish health economics data from the PRIME study in a peer-reviewed journal and make our health economics model available for payers and health systems to model the potential impact of implementing the PreTRM test in their member population using varying assumptions such as the prevalence of preterm birth, the costs of the PreTRM test and accompanying interventions for those deemed at higher risk, and total costs of care for neonates who have complications due to preterm births, among other relevant factors in their markets.

Additionally, the results of the PRIME study support success in value-based care, or VBC, models. Many VBC contracts include quality metrics tied to preterm birth and cesarean rates (which are negatively impacted by preterm birth). By enabling earlier, targeted intervention and reducing early preterm births and downstream complications, the PreTRM test may help health care providers perform better on these metrics, which may result in lower cost of care for payers.

Guidelines Development Support

Generating publications and scientific presentations based on new evidence from AVERT, PRIME, and additional studies is a core pillar in our efforts to establish the validity and utility of the PreTRM test in the community for guideline inclusion. We plan to work closely with maternal fetal medicine experts, OB/GYNs, payers and key opinion leaders to generate clear use cases, as well as peer-reviewed publications that illustrate our product performance claims and value proposition. We have worked and continue to work with more than 60 investigators worldwide.

We have launched efforts to broaden our PreTRM investigator and key opinion leader network with the Investigator-Initiated Research Program at the SMFM meeting in January 2025. This program will support investigators interested in researching the use of the PreTRM test and current and novel interventions to reduce health complications of preterm birth. We plan to continue this program in 2026 and plan to partner with the SMFM Foundation to support further research opportunities.

We believe that interventions which are effective in reducing health disparities are a priority for professional societies to evaluate. We recently published results from the PRIME study on the efficacy of the PreTRM test-and-treat strategy and seek to continue real-world evidence studies to understand the impact of the PreTRM test in reducing health disparities.

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

The prevalence and economic burden of preterm birth varies dramatically across the United States. For example, according to the March of Dimes report in 2025, Nevada and Louisiana have higher preterm birth rates than the national average. We have begun expanding our commercial efforts and team to be available to partner with stakeholders in states with higher rates of preterm birth, where the need is greatest, to ensure effective communication and support to each stakeholder in those areas and to expand to additional states as adoption grows. This staged expansion allows us to build strong, locally-supported ecosystems and to drive adoption cost effectively, while maintaining national campaigns to educate clinicians that can scale with additional reimbursement agreements and institutional champions supporting our growth.

Medicaid pays for the costs of 43% of births in the United States. Given the focus of public health agencies on improving maternal care and saving costs, we will pursue partnerships to measure and demonstrate the impact on the Medicaid population in each area we enter.

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

Elevance Health participated in our PRIME study, and at the conclusion of the PRIME study, under the Commercial Collaboration Agreement, the parties agreed to use commercially reasonable efforts to enter into Elevance Health’s standard lab provider agreement. Unless earlier terminated due to breach, the Commercial Collaboration Agreement will remain in effect until the later of (a) the third anniversary of the effective date or (b) the date on which Elevance Health has purchased a fixed number of PreTRM tests as agreed by the parties.

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

As of December 31, 2025, our intellectual property portfolio encompasses four issued U.S. patents, eight pending U.S. non-provisional patent applications, two international patent applications under the Patent Cooperation Treaty, or PCT, thirty granted foreign patents in Australia, Brazil, Canada, China, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Poland, Russia, Switzerland, Spain, the United Kingdom, and seventeen member states of the European Union through a European patent with unitary effect, thirty-four pending foreign patent applications, and two U.S. provisional applications. Our owned patents and patent applications, if issued, are expected to expire between 2034 and 2046, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Within our intellectual property portfolio, we own three patent families that relate to our PreTRM test. The patent applications of the first patent family include composition claims directed to panels of biomarkers and corresponding method claims for determining probability for preterm birth, gestational age at birth or time to birth in a pregnant female. The first patent family includes a pending U.S. patent application, ten foreign patents granted in Australia, Canada, France, Germany, Ireland, Italy, Japan, Spain, and the United Kingdom, and six pending foreign patent applications in the EPO, China, Australia, Japan, and Canada. The granted patents and pending patent applications, if issued, are expected to expire in 2034, without taking into account maintenance, renewal, annuity, or other governmental fees. The patent applications of the second patent family include composition claims directed to compositions of biomarkers, panels of biomarkers, and corresponding method claims for determining probability for preterm birth in a pregnant female and discloses methods for determining probability of gestational diabetes. The second patent family includes three issued U.S. patents, sixteen foreign patents granted in Australia, Brazil, China, Hong Kong, Ireland, Israel, Japan, Poland, Russia, Spain, Switzerland, the United Kingdom, and seventeen member states of the European Union through a European patent with unitary effect, one pending U.S. patent application and six pending foreign patent applications in Australia, Brazil, China, the EPO, and Hong Kong. The granted patents and pending patent applications, if issued, are expected to expire in 2036, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The patent applications of the third patent family include claims directed to antibodies and methods of using such antibodies for binding to specific biomarkers. The third patent family includes one pending U.S. application and seven pending foreign patent applications in Australia, Brazil, Canada, the EPO, Hong Kong, Japan, and Korea. The pending patent applications, if issued, are expected to expire in 2043, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

We own two patent families that relate to estimating the due date or delivery date for a pregnant female. The first patent family includes claims directed to compositions containing pairs of isolated biomarkers and methods for determining the estimated due date for a pregnant female. This patent family includes one granted patent in the U.S., one granted patent in Australia, one patent application pending in the U.S., and four patent applications pending in Australia, Canada, the EPO, and Hong Kong. The pending patent applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The second patent family includes claims directed to methods of determining the predicted delivery date or time to birth for a pregnant female, methods of detecting a pair of isolated biomarkers in a pregnant female, and compositions containing a pair of isolated biomarkers. This patent family includes one international application under the PCT. Any patent applications to be issued from this application are expected to expire in 2044 without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

We also own another patent family relating to our LikeMine product. This patent family includes claims directed to computer‑implemented systems and methods for identifying at least one cohort of pregnancies similar to a subject based on a set of attributes. This patent family includes one international application under the PCT. Any applications to be issued from this application are expected to expire in 2045 without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

We also own granted patents and pending patent applications directed to other indications. One patent family relates to determining probability for preeclampsia in a pregnant female, and includes three granted patents in Australia and Canada, one patent application pending in the U.S., and three patent applications pending in Canada, the EPO, and Hong Kong. The granted patents and pending patent applications, if issued, are expected to expire in 2034, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. Similarly, another related patent family is directed to biomarker panels and methods for predicting preeclampsia in a pregnant female. This includes one patent application pending in the U.S. and three patent applications pending in the Canada, the EPO, and Japan. The pending patent applications, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. A third patent family relates to determining probability for preterm birth associated with preterm premature rupture of membranes in a pregnant female. It includes one patent application pending in the U.S. and four patent applications pending in Australia, Canada, Israel, and Japan. The pending patent applications, if issued, are expected to expire in 2037, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. A fourth patent family relates to pairs and/or triplets of biomarkers, compositions, and methods for predicting the probability for preterm birth in a pregnant female. It includes a pending application in the U.S. and a pending application in Canada. Any patent applications from this patent family, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

Federal Oversight of Our Products

FDA Oversight of LDTs and In Vitro Diagnostics Devices

While clinical laboratory tests are regulated under CLIA, which is administered by CMS, as well as by applicable state laws, the FDA, separately has jurisdiction over medical devices pursuant to its authority under the Food, Drug, and Cosmetic Act, or FD&C Act. In vitro diagnostic devices, or IVDs, intended for clinical purposes are a type of medical device under the FD&C Act and thus fall within the FDA’s jurisdiction, and the agency applies its authority under the FD&C Act to those IVDs, which include both test kits and specimen collection kits, that are manufactured, packaged, and distributed in interstate commerce. LDTs are considered to be a subset of IVDs that are designed, manufactured, and used within a single laboratory. The FDA regulates, among other matters, the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices, including IVDs, in the U.S. to ensure that such products on the domestic market are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices. Many of the instruments, reagents, kits or other consumable products used within our laboratory, as well as our whole-blood collection kit, are regulated as medical devices and therefore must comply with FDA quality system regulations and certain other device requirements. We have policies and procedures in place to ensure that we source such materials from suppliers that are in compliance with any applicable medical device regulatory requirements.

Our first commercial clinical diagnostics product, the PreTRM test, is an LDT that we process in our single CLIA-certified central laboratory. The FDA has historically exercised enforcement discretion to not enforce medical device regulatory requirements with respect to most tests developed, manufactured and performed within a single high-complexity CLIA-certified laboratory. However, in May 2024, the FDA issued a final rule to regulate LDTs under the existing medical device framework and to phase out its longstanding enforcement discretion policy over several years. The final rule became effective on July 5, 2024 and was expected to begin being enforced against non-exempt "LDT manufacturers" in May 2025.

Following issuance of the LDT final rule, the American Clinical Laboratory Association, or ACLA, and one of its members, as well as the Association for Molecular Pathology, or AMP, and one of its members, filed complaints against the FDA in the Eastern District of Texas and the Southern District of Texas, respectively. Both complaints alleged that the agency did not have authority to promulgate the LDT final rule and sought to vacate the FDA’s action; the two cases were subsequently consolidated into a single action. On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the final rule in its entirety and remanded the matter to the FDA, holding that the rule exceeded the agency's authority under the FD&C Act. The FDA did not appeal the decision. As a result, the phase-in deadlines established by the rule are no longer operative, and in September 2025 the FDA implemented the court's vacatur of the final rule with a formal public notice.

The ACLA v. FDA court's decision removes the regulatory burden that the LDT final rule would have imposed on laboratories such as ours had it been upheld. However, uncertainty remains regarding the future of federal oversight in this area, as Congress could enact new legislation establishing a statutory framework for regulating all IVDs, including LDTs. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS.

Should any of our future diagnostic tests be determined to be IVDs rather than non-device laboratory-developed tests, and depending upon the risk classification of each individual test, we may be required to obtain premarket clearance under Section 510(k) of the FDC Act or approval of a premarket approval application, or PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from 3 to 12 months, but it can take significantly longer, and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from 1 to 3 years or even longer, and approval is not guaranteed. A PMA typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. Any such process would likely be costly and time-consuming, and we cannot assure that any IVDs we may develop will be authorized for marketing by the FDA in a timely or cost-effective manner, if at all.

Moreover, if the FDA were to disagree with our conclusion that the currently marketed PreTRM test falls within the scope of the agency’s LDT criteria or the definition recognized by the ACLA v. FDA decision, and the agency thus asserts that the existing PreTRM test is subject to FDA’s medical device authorities and implementing regulations, the agency could require that we obtain premarket approval or another type of device premarket authorization in order for us to continue commercializing the PreTRM test or to launch future significant modifications to the test. As part of this process, we may also be required to conduct additional clinical testing before applying for commercial marketing authorization. Clinical trials must be conducted in compliance with FDA regulations in order to support a marketing submission to the agency for a regulated product, or the FDA may take certain enforcement actions or reject the data. Performing additional, new clinical studies and trials in order to obtain product approval from the FDA, if necessary, would take a significant amount of time and would substantially delay our ability to commercialize the PreTRM test, all of which would adversely impact our business. In addition, the FD&C Act requires sponsors of most clinical studies of investigational medical devices intended to support marketing authorization to develop and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. If the FDA objects to a sponsor’s diversity action plan, it may delay trial initiation or review of the device’s premarket submission.

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

Based on its functionalities and offerings for consumers, our recently launched LikeMine webapp is not intended for a medical purpose and it also meets the applicable criteria to be considered a low-risk general wellness product. It is therefore not subject to medical device regulatory controls or FDA premarket authorization.

U.S. Advertising of Laboratory Services, LDTs and IVDs and Consumer Products

Our advertising for laboratory services and tests - as well as for nonmedical products such as our LikeMine webapp - is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission, or FTC, as well as similarly broad state laws.

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

In the European Union in particular, where we are exploring introduction of PreTRM testing in the near future subject to regulatory authorizations and fully vetted partnerships, IVD products had historically been regulated under EU-Directive 98/79/EC (IVD Directive) and corresponding national provisions. The IVD Directive required that medical devices meet the essential requirements, including those relating to device safety and efficacy, set out in an annex of the Directive. According to the IVD Directive, EU Member States have presumed compliance with these essential requirements for devices that are in conformity with the relevant national standards transposing the harmonized standards, such as International Organization for Standardization, or ISO, 13485:2016, the quality system standard for medical device manufacturers.

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

In 2022, the Directive was replaced by the In Vitro Diagnostic Device Regulation, or IVDR, (EU) 2017/746. Unlike the IVD Directive, the IVDR has binding legal force throughout every Member State. The major goal of the IVDR was to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety. Under the IVDR as enacted by the European Commission, or EC, IVDs are subject to additional legal requirements. Among other things, the IVDR introduced a new risk-based classification system and requirements for conformity assessments. It also imposes additional requirements relating to post-market surveillance and submission of post-market performance follow-up reports. Under the IVDR and subsequent amendments, IVDs already certified under the IVD Directive by a Notified Body may remain on the market until December 31, 2027, and IVDs certified under the IVD Directive without the involvement of a Notified Body may be placed on, or remain in, the market for up to two additional years (until December 31, 2029) depending on the classification of the IVD. Nonetheless, the manufacturers of such devices must comply with specific requirements in the IVDR according to the timelines established, but ultimately, such products, as with all new IVDs, will have to undergo the IVDR’s conformity assessment procedures. Notified Bodies are entities accredited by an EU Member State to independently assess whether a product to be placed on the market meets certain preordained standards and that manufacturing facilities and records comply with applicable requirements such as ISO standards, including ISO 13485 and ISO 27001. Such international standards establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. The EC has designated thirteen (13) Notified Bodies to perform conformity assessments under the IVDR. MedTech Europe has issued guidance relating to the IVDR in several areas, e.g., clinical benefit, technical documentation, state of art, accessories, and EUDAMED. Most recently, in December 2025, the European Commission released a proposal to amend the IVDR with the goal of simplifying the applicable rules, reducing the administrative burden on manufacturers, and enhancing the predictability and cost-effectiveness of the certification procedure while maintaining a high level of public health protections for EU patients and consumers.

We are developing the PreTRM Global test as a commercial ELISA-based in vitro diagnostic test kit intended to be CE marked in the European Union and fully compliant with the IVDR. To support this strategy, we have initiated activities to align our quality system with ISO 13485, are pursuing ISO certification, and are preparing the PreTRM Global test technical dossier for conformity assessment by a designated Notified Body. As the program advances, we anticipate initiating regulatory engagement with European authorities, self-declaration of conformity in the United Kingdom, and exploring potential collaboration opportunities.

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

The California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, set forth a privacy framework for covered businesses by creating an expanded definition of personal information, establishing data privacy rights for California consumers and employees, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for businesses that violate the CCPA and/or fail to implement reasonable security procedures and practices to prevent data breaches. Although the CCPA does not directly apply to medical information covered by HIPAA or CMIA, certain other personal information that our business may collect and use, including through our direct-to-consumer PreTRM test or our LikeMine webapp, is within the scope of the CCPA and does not fall under the CCPA exception. Additionally, the CPRA provides the newly-established California Privacy Protection Agency, or CPPA, with the power to administer and enforce the CRPA and privacy rights in California. The CPPA has the power to levy fines and bring other enforcement actions and is in the process of implementing further regulations that could have operational impacts. In addition to California, a number of other states have proposed or adopted similar laws. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to employee information or other personal information that we collect. There are also several federal privacy proposals under consideration in Congress, and other states may introduce privacy legislation for consideration in 2026. These various privacy laws could impact our operations or that of our collaborators and business partners and impose new regulatory requirements and increase costs of compliance.

Regulation of Artificial Intelligence

As noted above, several states have laws governing uses and disclosures of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. More than thirty have also begun regulating the use of Artificial Intelligence, or AI, or are considering proposed legislation that would regulate AI. Generally, such regulations aim to protect individuals such as consumers, employees, and/or job applicants from bias, discrimination, and invasion of privacy and to promote transparency with respect to use of AI by companies. Additionally, the FTC has published guidance for companies that utilize consumers’ biometric information, including DNA and other biomarkers, and outlined enforcement priorities, anticipating close monitoring of companies’ use of AI. The FTC guidance instructs companies to safeguard consumers from potential detrimental effects of AI usage such as bias, invasion of privacy, and accuracy; notes that protection of biometric and other sensitive health information is one of the agency’s top priorities; and reminds companies to prepare notices regarding their collection, use, and disclosure of sensitive health information and to consider affirmative express consent requirements.

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

Although it appears that EKRA was intended to reach patient brokering and similar arrangements in the context of substance use recovery and treatment, EKRA’s language is broad. For example, as written, EKRA seems to prohibit the payment of incentive compensation to sales employees, whereas such payments are expressly protected under the AKS and its safe harbors (and this practice is common in the laboratory industry). And most of the safe harbors available under the AKS are not reiterated under EKRA’s exceptions. Therefore, compliance with an AKS safe harbor may not guarantee protection under EKRA. EKRA thus potentially expands the universe of arrangements that could be subject to enforcement under federal fraud and abuse laws, as well as substantial penalties.

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

Because we developed our PreTRM test as an LDT solely for use by or within our own laboratory, we believe we are exempt from these reporting requirements. We could, however, become subject to such reporting requirements under the terms of current CMS regulations if the FDA requires us to obtain premarket clearance or approval for PreTRM or any future tests as medical devices (because the agency determines that one or more of the tests do not fall within the scope of the agency's existing LDT definition) or if Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act.

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

The growth of the managed care sector and consolidation of MCOs may also present various challenges and opportunities to us and other clinical laboratories. For example, MCOs have different contracting philosophies. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of rates, while others adopt broader networks with more uniform fee structures for participating clinical laboratories, and still others use capitation rates to fix the cost of laboratory testing services for enrollees. Our revenues may vary depending on the MCOs with which we enter into contracts, if we decide to enter into such contracts.

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

Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS for clinical diagnostic laboratory tests, or CDLTs, that are not advanced diagnostic laboratory tests, or ADLTs. Most recently, on February 3, 2026, Section 6226 of the Continuing Appropriations Act, 2026, was passed, and it further delayed data reporting requirement for CDLTs that are not ADLTs as well as the phase-in of payment reductions. The next data reporting period for CDLTs that are not ADLTs will be from May 1, 2026 through July 31, 2026, and will be based on an updated data collection period of January 1, 2025 through June 30, 2025. After this data reporting period, the three-year data reporting cycle for these tests will resume (e.g., 2028, 2031, etc.).

The same series of laws modified the phase-in of payment reductions resulting from private payer rate implementation so that a 0.0% reduction limit was applied for calendar years, or CYs, 2021 through 2025, as compared to the payment amounts for a test the preceding year. The Continuing Appropriations Act, 2026, further applied a 0.0% reduction limit for CY 2026. Consequently, payment may not be reduced by more than 15% per year from January 31, 2027 through December 31, 2028 as compared to the payment amounts established for a test the prior year.

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

Health Care Reform and Legislation

We likewise cannot predict whether or when Congress or state legislatures may take steps to regulate or change pricing of laboratory testing and thus affect the reimbursement we receive as well as our revenue. Examples of such initiatives might include changes to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, steps to address surprise billing, and increased price transparency, as well as administrative requirements that may continue to affect coverage, reimbursement, and utilization of laboratory services in ways that are currently unpredictable.

Under the Trump Administration and the 119th Congress, there remains uncertainty around the future of the ACA and other health care legislation, and in particular the impact to reimbursement levels and the number of insured individuals. The One Big Beautiful Bill Act, or the OBBBA, approved by Congress and signed into law in July 2025, included changes to existing laws that may have significant implications for health care providers. In particular, the OBBBA is projected to result in substantial reductions in federal spending on the Medicaid program over the next decade. Health care funding experts estimate that the cuts during that period will exceed $1 trillion. The OBBBA also made changes to the state insurance exchanges formed under Patient Protection and Affordable Care Act, as amended by the ACA. The Congressional Budget Office estimates the OBBBA could result in millions of additional uninsured people by 2034. These and other changes may negatively affect the purchasing decisions of our customers. These and other changes may negatively affect the purchasing decisions of our customers.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several state and federal health care programs. This included aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2032 unless additional Congressional action is taken (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic). As another example, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Although the costs to comply with applicable laws and regulations have not been material to date, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

Human Capital

As of December 31, 2025, we had 72 employees, including 71 full-time employees. Our headquarters are located in Salt Lake City, Utah. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Information About Our Executive Officers and Directors

The following persons were our executive officers and directors as of March 13, 2026:

Name	Position
Executive Officers
Zhenya Lindgardt	President and Chief Executive Officer
Austin Aerts	Chief Financial Officer
Lee Anderson	Chief Commercial Officer
John J. Boniface, Ph.D.	Chief Scientific Officer
Paul Kearney, Ph.D.	Chief Data Officer
Robert G. Harrison	Chief Information Officer
Tiffany Inglis, M.D.	Chief Medical Officer
Benjamin G. Jackson	General Counsel
Directors
Jane F. Barlow, M.D.	Chief Executive Officer, Jane Barlow & Associates, LLC
Gregory C. Critchfield, M.D., M.S.	Chief Executive Officer and Chair, Board of Directors, RefloDx, Inc.
Jeff Elliott	Senior Advisor, Boston Consulting Group
Kim Kamdar, Ph.D.	Partner, Domain Associates, LLC
Sandra A.J. Lawrence	Independent Corporate Director
Mansoor Raza Mirza, M.D.	Chief Medical Officer, Acrivon Therapeutics, Inc.
Joshua Phillips	Managing Partner, Catalyst Health Ventures

Available Information

Our website address is www.sera.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investors.seraprognostics.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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
•
We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials, as well as for our whole-blood collection kit and may not be able to find replacements or immediately transition to alternative suppliers on a cost-effective basis, or at all.
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

We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans, the sale and issuance of Class A common stock in our IPO, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. Our net loss for the years ended December 31, 2025 and 2024 was $31.9 million and $32.9 million, respectively. As of December 31, 2025, we had an accumulated deficit of $311.7 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop and commercialize new products and services.

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

Our quarterly and annual results of operations, including our revenues, gross margin, net loss, and cash flows, may vary from period to period as a result of a variety of factors, many of which are outside of our control, including those listed elsewhere in this “Risk Factors” section, and as a result, period-to-period comparisons of our operating results may not be meaningful. Our quarterly and annual results should not be relied upon as an indication of future performance. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results. Further, evolving trade policies, including tariffs imposed on imported materials and components used in medical diagnostics, could increase our costs for critical raw materials, laboratory reagents, and specialized equipment, disrupt our supply chain, or delay production timelines, all of which could contribute to fluctuations in our quarterly and annual results. Fluctuations in quarterly and annual results and key metrics may cause our results to fall below our financial guidance, if any, or other projections or goals, or the expectations of analysts or investors, which could adversely affect the price of our Class A common stock.

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

In addition, any further deterioration in the macroeconomic landscape or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.

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

We cannot ensure that we will be successful in addressing each of these criteria or other criteria that might affect the market acceptance of any products or services we commercialize, particularly the PreTRM test. If we are unsuccessful in achieving and maintaining market acceptance of the PreTRM test, our business, financial condition, and results of operations would be adversely affected.

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

The typical development cycle of new life sciences products or services can be lengthy and complicated and may require new scientific discoveries or advancements, considerable resources, and complex technology and engineering. Such developments may involve external suppliers and service providers, making the management of development projects complex and subject to risks and uncertainties regarding timing, timely delivery of required components or services and satisfactory technical performance of such components or assembled products. If we do not achieve the required technical specifications or successfully manage development processes of the new product or service, or if development work is not performed according to schedule, then such new technologies, products, or services may be adversely impacted. To date, we have only completed the development process for one product. We cannot assure you that we will ever succeed in completing that process for another product, including for major pregnancy-related conditions beyond preterm birth, or that even if we do, it will be launched successfully in the market and find commercial acceptance. If we are unable to successfully develop new products or services, enhance the PreTRM test to meet customer requirements, compete with alternative products and services or otherwise gain and maintain market acceptance, our business, results of operations and financial condition could be harmed.

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

From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and these results and related findings and conclusions may be subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations, and conclusions as part of our data analyses, and we may not have received or have had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line or preliminary data that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary top-line data we previously published. As a result, preliminary, interim, and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim, and top-line data and final data could significantly harm our business prospects and may cause the price of our Class A common stock to fluctuate or decline.

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

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials, as well as for our whole-blood collection kit, and may not be able to find replacements or immediately transition to alternative suppliers on a cost-effective basis, or at all.

We source components of our technology from third parties and certain components are sole sourced. Obtaining substitute components may be difficult or require us to re-design our products. We expect to continue to depend on third-party contract suppliers for the foreseeable future. Any natural or other disasters, pandemics, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party suppliers’ facilities that cause a loss of manufacturing capacity or a reduction in the quality of the items manufactured would heighten the risks that we face. In addition, inflation, global supply chain disruptions, and evolving trade policies, including tariffs imposed on certain raw materials, laboratory reagents, and specialized equipment used in diagnostics, may have a negative impact on our third-party contract suppliers’ ability to acquire the materials necessary for our business and we could incur higher costs for certain goods or services, face delays in manufacturing, or encounter supply shortages due to inflation or increased freight costs. Changes to, failure to renew or termination of our existing agreements or our inability to enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization efforts. Our failure to maintain a continued and cost-effective supply of high-quality components could materially and adversely harm our business, operating results, and financial condition.

In addition, our Sera-branded specimen collection kits are produced by a third-party supplier. If demand for the kit increases significantly, we will need to either expand production capabilities through our existing third-party manufacturer or outsource to other manufacturers. If our third-party supplier fails to manufacture and deliver the collection kit in a timely manner for any reason, including as a result of supply chain failures, tariffs, or regulatory non-compliance or other quality-related issues, our future relationships with our customers could be seriously harmed. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to increase the production of the collection kit or that we may be able to increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot have the collection kit manufactured consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to continue performing tests and generating revenues.

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

We may establish operations or develop material partnerships outside the United States, and such operations or partnerships may become material to our business. Therefore, we may become subject to risks related to operating in foreign countries, which include unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements; other laws and regulatory requirements to which our business activities abroad may be subject, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; changes in the political or economic condition of a specific country or region, including Russia’s invasion of Ukraine, the conflict in the Middle East, recent events in Venezuela, and the potential for a wider European or global conflict; fluctuations in the value of foreign currencies versus the U.S. dollar; volatility in inflation and interest rates; potential for local and/or global economic slowdown or recession; our ability to deploy overseas funds in an efficient manner; tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), and other trade barriers; global instability from an outbreak of pandemic or contagious disease; difficulties in attracting and retaining qualified personnel; and cultural differences in the conduct of business. For example, recent developments in U.S. trade policy, including the imposition of new tariffs on certain materials and components used in medical diagnostics, could adversely affect our cost of goods sold, supply chain reliability, and market access. Similarly, the U.S. regulatory landscape regarding the transfer of human genetic material and bio-specimens to foreign entities, particularly those in designated “countries of concern,” is evolving and new policies from federal agencies such as the FDA and the National Institutes of Health may create restrictions on research collaborations with international partners, require changes to other aspects of our business, or otherwise limit our foreign activities. Retaliatory trade measures by foreign governments could target U.S. health care or diagnostic products, increasing barriers to foreign sales of our products. Changes impacting our ability to conduct business outside of the United States, or changes to the regulatory regime applicable to our operations in countries outside of the United States (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.

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

Our business and operations, including, but not limited to, our laboratory operations, sales and marketing efforts, supply chain operations, research and development activities, and fundraising activities, could be adversely affected by public health disruptions in regions where we have business operations, and such health disruptions could cause significant disturbance in the operations of third parties upon whom we rely. For example, during the global COVID-19 pandemic that began in early 2020, the U.S. government-imposed restrictions on travel between the United States, Europe, and certain other countries. In the years following the initial outbreak, numerous state and local jurisdictions, including the jurisdictions where our headquarters and laboratory are located, imposed quarantines, shelter-in-place orders, executive orders, and similar government orders for their residents to control the spread of COVID-19. A new serious public health threat, such as measles or whooping cough, could result in similar restrictions being imposed. The future impact of a public health threat is highly uncertain and subject to change. We cannot predict the full extent of potential delays or impacts on our business, our clinical trials, health care systems or the global economy as a whole.

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

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2025, we had federal NOL carryforwards of approximately $275.8 million, of which $70.3 million, if not utilized, begin to expire in 2028. Approximately $205.5 million of these federal NOLs can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”

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

Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the United States, particularly from China, Canada, and Mexico. In addition, during 2025, new tariffs were imposed in the United States for imports from a broad range of countries and materials. Several countries, including China and Canada, implemented or proposed retaliatory tariffs on imports from the United States, as well as other barriers to trade, and have contributed to increased trade tensions and economic uncertainty. Tariff rates have since fluctuated as a result of bilateral negotiations and legal challenges, and product-specific tariffs, including on pharmaceuticals, have also been implemented. In February 2026, the U.S. Supreme Court ruled that the President lacks authority under the International Emergency Economic Powers Act to impose tariffs, invalidating certain tariffs that had been imposed pursuant to that statute. As a result, certain tariffs imposed during fiscal year 2025 are no longer being collected. However, the ruling does not limit the ability of the U.S. government to impose tariffs under other statutory authorities. In response to the ruling, President Trump has announced new tariffs, including a global tariff of 10% imposed pursuant to a separate executive order and trade authority. Political tensions as a result of such trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

The ability of governmental agencies to meet their mandates can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times, most recently in January 2026, resulting in certain regulatory agencies such as the FDA, CMS, and the SEC furloughing critical employees and suspending critical activities. Additionally, the Trump Administration has implemented a large-scale reduction of the federal government workforce as well as major organizational changes and consolidating throughout the executive branch since assuming office in January 2025. The impact of mass layoffs at governmental offices with which we interact is unclear at this time, and organizational changes remain fluid. If a prolonged government shutdown or slowdown occurs, or a significant reduction in force makes it difficult for offices with which we interact to respond timely, it could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
•
approved in any state where specific assay approval is necessary;
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

Under the Trump Administration and the 119th Congress, there remains uncertainty around the future of the ACA and other health care legislation, and in particular the impact to reimbursement levels and the number of insured individuals. The One Big Beautiful Bill Act, or OBBBA, approved by Congress and signed into law on July 4, 2025, included changes to existing laws that may have significant implications for health care providers. In particular, the OBBBA is projected to result in substantial reductions in federal spending on the Medicaid program over the next decade. Health care funding experts estimate that the cuts during that period will exceed $1 trillion. The OBBBA also made changes to the state insurance exchanges formed under Patient Protection and Affordable Care Act, as amended by the ACA. The Congressional Budget Office estimates the OBBBA could result in millions of additional uninsured people by 2034. These and other changes may negatively affect the purchasing decisions of our customers.

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

The implementation of Medicare rates pursuant to PAMA has negatively impacted overall pricing and reimbursement for many clinical laboratory testing services and may do so in the future. Since January 1, 2018, the Medicare payment rate for such tests is equal to the weighted median private payer rate reported to CMS, which for many tests is lower than the previous CLFS payment rates due to the often-lower negotiated commercial insurer rates applicable to large commercial laboratories that were required to report data to CMS. Likewise, because commercial insurers often base their pricing for laboratory testing on a percentage of the price set on the CLFS, PAMA has in turn affected rates paid by commercial insurers. Legislative proposals to reform PAMA, known as the RESULTS Act (H.R. 5269, S. 2761), have been introduced in Congress and, if passed, would result in permanent changes to PAMA’s rate-setting process.

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

The Federal Trade Commission, or FTC, and/or state enforcement or regulatory agencies (including but not limited to the offices of state attorneys general) may object to the materials and methods we use to promote our current tests or other LDTs we may develop in the future, including with respect to the product claims in our promotional materials, as well as our testing services and nonmedical products such as our LikeMine webapp, and may initiate enforcement actions against us. Enforcement actions by the FTC or comparable state consumer protection agencies may include, among others, injunctions, civil penalties, and equitable monetary relief. The FTC has become more active in its scrutiny of health claims used in advertising goods and services, including through its publication of a sweeping “health products compliance guidance” document in December 2022.

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

As our operations and business grow, including for example in connection with the launch of the LikeMine webapp, we may become subject to or affected by new or additional privacy and security laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA requires organizations like ours to develop and implement policies and procedures with respect to information that is protected under HIPAA, called protected health information, or PHI, that is created, used or disclosed in connection with our services, including the adoption of administrative, physical, and technical safeguards to protect such information.

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

In addition, California voters also approved a new privacy law, the California Privacy Rights Act, or CPRA, on November 3, 2020, which went into effect in January 2023, with enforcement commencing in July 2023. CPRA modifies the CCPA significantly, resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. The CPRA imposes additional obligations on companies covered by the legislation and expands consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new regulatory entity, the California Privacy Protection Agency, which is vested with authority to implement and enforce the CCPA and the CPRA. Many other states have enacted their own omnibus consumer privacy laws similar to the CCPA, and other states are considering proposals for such laws, all of which increases the complexity of compliance and the risk of failures to comply.

In addition to HIPAA, numerous other federal and state laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information. For example, Washington state recently enacted the “My Health My Data” Act which regulates a broad category called “consumer health data,” defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” Notably, the “My Health My Data” Act contains a private right of action, which is expected to increase litigation. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, as defined by state law, including prompt disclosure within a specified amount of time to affected individuals. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. Congress has also been considering similar federal legislation relating to data privacy and data protection.

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

Issues in the development and use of artificial intelligence, combined with an uncertain and evolving regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Additionally, our vendors and suppliers may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, which may inhibit our or our vendors’ and suppliers’ ability to maintain an adequate level of service and experience. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. A number of states have proposed or adopted laws regulating the use of artificial intelligence in health care, including laws requiring specific consent from patients.

Similarly, the European Union’s Artificial Intelligence Act, or the AI Act, the world’s first comprehensive law regulating the development and use of artificial intelligence, was entered into force on August 1, 2024 and, with some exceptions, will become fully effective from August 2, 2026. The AI Act regulates artificial intelligence systems based on risk level, has extraterritorial reach in certain circumstances, and imposes obligations on providers, manufacturers, importers, distributors, and deployers of artificial intelligence systems. The AI Act also prohibits certain uses of artificial intelligence. Likewise, in the United States, several states have passed laws that will take effect in 2026 to regulate various uses of artificial intelligence, including to make consequential decisions, and legislation specific to use of artificial intelligence in health care. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use artificial intelligence systems governed by these rapidly developing laws or regulations, we may need to meet higher standards of data quality, transparency, monitoring, and human oversight, and we may need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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
•
HIPAA, as amended by HITECH, and its respective implementing regulations which impose requirements on certain covered health care providers, health plans, and health care clearinghouses as well as their respective business associates. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. There are additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
•
State data privacy and security laws, which may be more stringent than HIPAA. For example, the CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of certain entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CCPA is expected to increase data breach litigation and may increase our compliance costs and potential liability. Many similar laws have been proposed or adopted at the federal level and in a number of other states; in the event that we are subject to or affected by any such privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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

While we believe that the Sunshine Act does not apply to our business, we cannot guarantee that the federal government or other regulators will agree with our determination. Moreover, we could become subject to Sunshine Act reporting requirements if the FDA requires us to obtain premarket authorization for our tests as medical devices (because the agency determines that the PreTRM test does not fall within the scope of the agency’s existing LDT definition) or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation or the reporting requirements of the Sunshine Act. A determination that we have violated these laws and related CMS regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our tests and technology. In addition, counterparties to our consulting, sponsored research, software development and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. In particular, certain software development agreements pursuant to which certain third parties have developed parts of our proprietary software may not include provisions that expressly assign to us ownership of all intellectual property developed for us by such third parties. As such, we may not have the right to use all such developed intellectual property under such agreements, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all or may be non-exclusive. If we are unable to obtain such licenses and such licenses are necessary for the development, manufacture, and commercialization of our tests and technology, we may need to cease the development, manufacture, and commercialization of our tests and technology. Litigation may be necessary to defend against these and other claims challenging inventorship of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our business, including our software, workflows, consumables, and reagent kits. In such an event, we may be required to obtain licenses from third parties, and such licenses may not be available on commercially reasonable terms or at all or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of our tests and technology. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain customers or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other biotechnology or diagnostic companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we do not prevail, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial costs and be a distraction to our management and other employees.

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

•
our ability to obtain broader market adoption of our PreTRM test;
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

Our amended and restated certificate of incorporation, as amended, provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers and employees, to us or our stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation, as amended, or our amended and restated bylaws (in each case, as they may be amended from time to time), (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation, as amended, or our amended and restated bylaws, (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware, or (vi) any action asserting a claim against us or any of our directors, officers or employees that is governed by the internal affairs doctrine; provided, however, that this exclusive forum provision will not apply to any causes of action arising under the Exchange Act. Our amended and restated certificate of incorporation, as amended, will further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Utah will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We have chosen the United States District Court for the District of Utah as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Salt Lake City, Utah. In addition, our amended and restated certificate of incorporation, as amended, will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our Class A common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our amended and restated certificate of incorporation, as amended, may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the State of Utah, as applicable. Additionally, the forum selection clause in our amended and restated certificate of incorporation, as amended, may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers, and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware or the United States District Court for the District of Utah may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

As a public company, we are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected. While our principal executive and principal financial officers have concluded that we had effective disclosure controls and procedures as of December 31, 2025, we cannot provide assurance that we will not have lapses in our disclosure controls and procedures in the future, which could result in our failure to provide accurate and timely disclosure to our investors.

We expect to continue incurring significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we expect to continue incurring significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, SOX, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of SOX, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act concerning areas such as “say on pay” and proxy access. EGCs are permitted to implement many of these requirements over a longer period, which may be until the last day of the fiscal year that is five years from the pricing of our IPO. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management are required to assess the effectiveness of these controls annually. However, as long as we are an EGC and a smaller reporting company with revenues under $100 million, our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of SOX. We could be an EGC until December 31, 2026 and a smaller reporting company with revenues under $100 million beyond December 31, 2026. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

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

Item 2. Properties

Our corporate headquarters and facilities are located in Salt Lake City, Utah. We currently lease a total of approximately 20,400 square feet of building space in Salt Lake City dedicated to research and development, administration and our CLIA-certified laboratory. The lease on our existing Salt Lake City facility expires on June 30, 2034. The amended lease includes a termination right that permits us to terminate the lease if we move to another space of at least 30,000 square feet that is managed by the landlord of our current office space.

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

Holders of Record

As of March 13, 2026, we had 80 stockholders of record of our Class A common stock. Stockholders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies. As of March 13, 2026, we had two stockholders of record of our Class B common stock.

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

Overview

We are a women’s health company utilizing our proprietary proteomics and bioinformatics platform and significant data resources to improve maternal and neonatal health by discovering, developing, and commercializing blood-based biomarker tests and predictive analytic products and services. Our vision is to become the global leader in high-value women’s health diagnostics. We plan to do this by taking a holistic approach to providing pivotal and actionable information to pregnant women, their physicians, and health care payers to significantly enhance a mother’s pregnancy journey, improve maternal and neonatal health, and reduce health care costs. We believe that our method of combining the disciplines of proteomics and bioinformatics with rigorous clinical testing, data, and economic analysis enables us to provide physicians and expectant mothers with personally insightful, clinically meaningful, and economically impactful information designed to improve the pregnancy experience and outcomes for mothers and babies.

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

Preterm birth is a major health risk that strains the U.S. health care system both clinically and economically. The 2025 March of Dimes Report Card shows that, for the fourth consecutive year, the United States earned a D+ grade for preterm birth, making the longest stretch of the lowest grade in Report Card history. Preterm birth causes numerous medical issues requiring more time spent in the hospital, increases in pediatric care and can cause lifelong health complications, and is estimated to contribute to approximately 34% of newborn deaths. Critically, identifying patients at higher risk of preterm birth is a clinical challenge where traditional screening methods fail to identify 81% of spontaneous singleton preterm births, and at least 50% of pregnant women who deliver prematurely had no known risk factors, limiting the opportunity to receive any personalized treatments or interventions that could potentially improve this outcome. According to the American College of Obstetricians and Gynecologists, or ACOG, an “effective treatment to reduce preterm birth should be available, and the screening program should be feasible, cost effective, and accessible to all patients.”

In many cases, the complications of preterm birth have profound short- and long-term health consequences for the mother and baby. Beyond the unmet clinical need, the economic consequences of preterm birth are estimated to be approximately $25 billion annually in the United States. The average delivery care cost of a baby born before 32 weeks is more than three times higher than a full-term birth, while the associated health consequences result in average health care costs over the first seven years of life that are also nearly three times higher.

Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman carrying a single fetus during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes utilizing results derived from past and future clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients, illustrating these benefits to health care providers, insurance payers, and consumers, while providing convenient access to the test through streamlined specimen collection options. Clinical trials conducted to date include the PREVENT-PTB Study, the AVERT PRETERM TRIAL, and the PRIME study.

In January 2026, we announced the publication of the PRIME study in the Pregnancy Journal, a peer-reviewed open access journal, and official journal of SMFM. Key findings from the PRIME study include a 20% reduction in babies admitted to the NICU, a 20% reduction in neonatal morbidity and mortality, assessed by a composite index, a 56% reduction in babies born before 32 weeks, and a 32% reduction in babies born before 35 weeks. In addition, the PRIME study showed that the number of patients needed to screen to save a NICU day, or NNS, was 4.2. We are currently processing publication manuscripts of additional PRIME data, including exploratory analyses and economic benefits, to be submitted in the coming months.

The findings of the PRIME study are similar to those from the AVERT PRETERM TRIAL, which was published in July 2024 in Diagnostics, an international, peer-reviewed, open access journal on medical diagnosis. Diagnostics highlighted this study on the cover of the July issue. Notable results from this study indicated an 18% reduction in severe neonatal morbidity and mortality. Additionally, there was a 7-day reduction in the mean neonatal hospital length of stay among neonates with the longest stays. The trial also showed an increase in the average gestational age at birth before 32 weeks by 2.48 weeks. Furthermore, there was a 28-day reduction in the neonatal length of hospital stay for babies born before 32 weeks’ gestation, significantly reducing the time spent in the hospital for those at risk of the earliest delivery. Significant reductions in neonatal morbidity and mortality were also reported, as well as hospital and NICU lengths of stay, in the entire intent-to-treat population. The test-and-treat strategy was linked to decreased odds of preterm birth and spontaneous preterm birth at various gestational ages.

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

ACOG updated its Clinical Consensus on Tailored Prenatal Care Delivery for Pregnant Individuals in May 2025. The report includes important updates to prenatal care related to incorporation of risk assessments based on medical, social, and structural drivers of health. Recommendations include changes to the frequency of monitoring via visits, the use of telemedicine, and supportive services. In collaboration with providers, patients can elect to tailor prenatal schedules, for example, by fewer proposed visits or evaluations for patients that lack risk factors (e.g. prior pregnancy or medical conditions) and more intense schedules for patients at greater risk.

We recognize ACOG’s emphasis on the importance of risk assessments in prenatal care. Our PRIME study supports the use of the PreTRM test as a component of comprehensive risk assessment in prenatal care, as the PreTRM test results have been demonstrated in clinical trials to help direct interventions and limited resources toward those most at risk of preterm birth. We believe that PRIME publication in context of ACOG’s updated statement may create an opportunity for clinical opinion leaders to evaluate and issue guidelines around new technologies that can help with the risk assessments called for by ACOG. Any such developments could potentially influence the adoption of our PreTRM test and affect our future market opportunities.

We believe the health benefits of this model translate favorably to health economic savings, creating a powerful value proposition to insurance payers. We estimate that the average cost of a NICU day is approximately $6,300 and the average length of a NICU stay is 12-14 days. Data from the PRIME study suggests that the NNS to save a NICU day is 4.2, and to save a NICU admission is 38.5. In contrast, the standard of care for short cervix, an existing clinical risk factor for preterm birth which utilizes transvaginal ultrasound plus progesterone treatments, has an NNS to save a NICU admission of 150. This indicates that the PreTRM test-and-treat strategy is at least three times more effective at saving a NICU admission than a current technology that is already considered standard care. We plan to integrate data from our studies into our health economic model, which we will make available to prospective customers to help estimate potential economic value from adopting the PreTRM test-and-treat strategy in their institutions.

Beyond demonstration of clinical efficacy and potential health economic savings, we intend to study the effectiveness and implementation of the PreTRM test in a real-world setting. Our real-world evidence implementation programs, targeting to expand PreTRM clinical utility data and replicate randomized controlled trial evidence in the real world, have been developed and the first qualitative pre-implementation study has been completed and is being prepared for publication.

We believe market adoption by both health care providers and payers should be aided by the publications of data from our AVERT PRETERM TRIAL, PRIME study, and forthcoming real-world evidence studies. We believe data expected to be published in coming months and years, together with our current body of evidence, will continue to demonstrate the clinical and economic utility of using our test.

In order to preserve capital for a time when our commercial opportunity is strongest, we have been operating under a streamlined commercial model for much of the past few years. Recently, with our portfolio of clinical evidence broadening through peer-reviewed publications, we began expanding our commercial team in 2025. This expansion began in the second quarter of 2025 with the hiring of an experienced Chief Commercial Officer who brings a history of success in the diagnostics space and, in the third quarter of 2025, the hiring of field sales representatives in strategic geographies. Additionally, in October of 2025, we hired a Chief Medical Officer with extensive experience as a practicing OBGYN and clinical leadership expertise at one of the nation’s largest payers. Our commercial philosophy at this stage is to focus our sales and marketing efforts on a few geographies where we anticipate synergistic commercial momentum such as Medicaid pilots, local key opinion leader support, early adopter institutions, PRIME Study site locations, and other opportunities which we believe could combine to drive clinical utilization of the PreTRM test in that region. We expect that it may take a few quarters for each new sales representative to begin seeing significant density of adoption of this novel diagnostic test within their territory and to provide a favorable return on our commercial investment in such territories. Once we have proven this model is effective, we intend to add new geographies, further expand our commercial headcount, and increase sales and marketing investments to achieve meaningful PreTRM test adoption at scale.

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

We have incurred significant operating losses since inception. Our net losses were $31.9 million and $32.9 million for the years ended December 31, 2025 and 2024, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.

We significantly reduced our annual operating expenses across all aspects of our business over the past few years and will continue to prudently monitor our operating expense levels. We believe our cash runway is sufficient to enable us to operate through 2028 based on our existing operating plans. We will continue to evaluate the allocation of our resources as we focus our efforts on accelerating the market adoption of our PreTRM test and developing and launching additional pipeline products and services.

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

Key Components of Our Results of Operations

Revenues

Substantially all of our revenue in the near term is expected to come from sales of the PreTRM test. We expect to derive future revenues from PreTRM and other pipeline tests. As we continue to engage with payers and health systems using our latest evidence, we aim to close additional contracts which are expected to eventually result in additional revenues when health care providers order the PreTRM test. We believe market adoption by both health care providers and payers could be aided by our clinical evidence portfolio, which includes the recent publication of the PRIME study, the AVERT PRETERM TRIAL results, and other evidence generated within the next few years. We believe accessibility of the test for patients could be improved by our simplified specimen collection methods, and enhanced awareness and engagement with patients, which is underway. Revenue from our other pipeline products and services is expected to be dependent on our ability to successfully market them to patients, providers, payers, and, in most cases, a combination of the three.

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

We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses will decrease in 2026 compared to 2025 as we begin shifting capital allocation toward commercialization activities. Research and development costs may increase in the long-term as we support additional clinical studies, publications, and other product development activities.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, facilities, and legal costs related to commercial efforts. We expect selling and marketing expenses will increase in 2026 compared to 2025 as we invest in additional commercialization activities for PreTRM following the publication of the PRIME study data and as we continue to invest in our product portfolio.

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

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	$ Change
	(in thousands)
Revenue	$81	$77	$4
Operating expenses:
Cost of revenue	164	82	82
Research and development	13,171	14,730	(1,559)
Selling and marketing	6,548	5,771	777
General and administrative	16,702	16,129	573
Total operating expenses	36,585	36,712	(127)
Loss from operations	(36,504)	(36,635)	131
Interest expense	(9)	(28)	19
Other income, net	4,585	3,765	820
Net loss	$(31,928)	$(32,898)	$970

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	$ Change
	(in thousands)
Research and development expenses:
Clinical studies	$2,802	$4,430	$(1,628)
Research and bioinformatics	7,236	7,209	27
Laboratory operations	3,133	3,091	42
Total research and development expenses	$13,171	$14,730	$(1,559)

The $1.6 million decrease was primarily due to a $1.6 million decrease in clinical study costs. The $1.6 million decrease in clinical study costs was primarily due to a $1.8 million decrease in PRIME study costs as we continued winding down study-related costs following the conclusion of the study, a $0.2 million decrease in consulting costs, and a $0.1 million decrease in stock-based compensation expense, partially offset by a $0.4 million increase in personnel costs due to increased average headcount. Research and bioinformatics costs and laboratory operations costs remained flat.

Selling and Marketing Expenses

The $0.8 million increase was due primarily to increases of $1.0 million in personnel costs as we have begun strategically hiring key positions in our commercial organization, $0.2 million in travel expenses, and $0.1 million in marketing programs and materials, partially offset by a $0.5 million decrease in consulting costs.

General and Administrative Expenses

The $0.6 million increase was due primarily to increases of $1.4 million in personnel costs driven by increased average headcount and $0.5 million in consulting fees, partially offset by decreases of $1.1 million in stock-based compensation expense and $0.4 million in professional and legal fees.

Other Income, net

The $0.8 million increase in other income was due to a $1.5 million increase related primarily to interest income on our marketable securities, partially offset by a $0.7 million decrease in investment income related primarily to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, and the sale and issuance of Class A common stock in our IPO, which was completed in July 2021, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. As of December 31, 2025, we had aggregate cash, cash equivalents, and available-for-sale securities of $95.8 million, and an accumulated deficit of approximately $311.7 million.

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

The 2024 Form S-3 included a prospectus, or the ATM Prospectus Supplement, covering the issuance and sale of up to $50.0 million of shares of Class A common stock pursuant to the sales agreement, dated August 7, 2024, or the 2024 Sales Agreement, between us and TD Securities (USA) LLC, or TD Cowen, with respect to an at-the-market offering program under which, we may, subject to the filing of a new prospectus or prospectus supplement, offer and sell, from time to time at our sole discretion, shares of our Class A common stock having an aggregate offering price of up to $50.0 million, or the ATM Offering.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(25,623)	$(14,189)
Investing activities	(28,502)	11,743
Financing activities	54,026	2,609
Net (decrease) increase in cash and cash equivalents	$(99)	$163

Operating Activities

The net cash used in operating activities during the year ended December 31, 2025 was primarily due to a net loss of $31.9 million and a decrease in operating assets and liabilities of $0.8 million, partially offset by non-cash charges of $6.9 million. The net cash used in operating activities during the year ended December 31, 2024 was primarily due to a net loss of $32.9 million, partially offset by non-cash charges of $7.4 million and an increase in operating assets and liabilities of $11.3 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was primarily due to $87.6 million in purchases of marketable securities and $0.7 million in purchases of property and equipment, partially offset by $59.8 million in proceeds from maturities and sales of marketable securities. Net cash provided by investing activities for the year ended December 31, 2024 was primarily due to $48.7 million in proceeds from maturities and sales of marketable securities, partially offset by $35.8 million in purchases of marketable securities and $1.0 million in purchases of intangible assets.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was due to $53.6 million in net proceeds from the February 2025 Offering and $0.6 million in proceeds from employee equity transactions, partially offset by $0.2 million of finance lease principal payments. Net cash provided by financing activities for the year ended December 31, 2024 was due to $3.0 million in proceeds from employee equity transactions, partially offset by $0.4 million of finance lease principal payments.

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

Leases

We have lease arrangements for certain equipment and facilities. As of December 31, 2025, we had future minimum lease payments of $5.1 million, with $0.3 million payable within 12 months.

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

Emerging Growth Company and Smaller Reporting Company Status

We are an EGC as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an EGC or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies, reduce disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. As an EGC, we are also not required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of SOX. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates and we are not required to provide auditor attestation regarding requirements of Section 404(b) of SOX.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2—Significant Accounting Policies, appearing in Part II, Item 8 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents and marketable securities.

Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.6 million in the market value of our available-for-sale debt securities as of December 31, 2025. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not intend to sell investments while they are in an unrealized loss position and do not believe we will be required to sell the investments before recovery, which may be maturity.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sera Prognostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sera Prognostics, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Salt Lake City, Utah

March 18, 2026

SERA PROGNOSTICS, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,944	$4,043
Marketable securities	35,257	42,193
Accounts receivable	12	34
Prepaid expenses and other current assets	1,557	1,330
Total current assets	40,770	47,600
Property and equipment, net	1,149	1,239
Long-term marketable securities	56,579	21,973
Intangible assets, net	910	1,026
Other assets	2,525	737
Total assets	$101,933	$72,575
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$862	$1,969
Accrued and other current liabilities	3,009	2,384
Finance lease obligation, current portion	2	194
Deferred revenue	20,315	20,223
Total current liabilities	24,188	24,770
Finance lease obligation, net of current portion	—	2
Operating lease obligation, net of current portion	2,337	—
Total liabilities	26,525	24,772
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 37,976,764 and 33,206,909 Class A shares issued and outstanding as of December 31, 2025 and 2024, respectively; 1,500,000 Class B shares authorized; 967,759 Class B shares issued and outstanding as of December 31, 2025 and 2024.	4	3
Additional paid-in capital	386,864	327,534
Accumulated other comprehensive income	262	60
Accumulated deficit	(311,722)	(279,794)
Total stockholders' equity	75,408	47,803
Total liabilities and stockholders' equity	$101,933	$72,575

The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2025	2024
Revenue	$81	$77
Operating expenses:
Cost of revenue	164	82
Research and development	13,171	14,730
Selling and marketing	6,548	5,771
General and administrative	16,702	16,129
Total operating expenses	36,585	36,712
Loss from operations	(36,504)	(36,635)
Interest expense	(9)	(28)
Other income, net	4,585	3,765
Net loss	$(31,928)	$(32,898)
Net loss per share, basic and diluted	$(0.67)	$(0.99)
Weighted-average shares outstanding, basic and diluted	47,662,078	33,156,936
Other comprehensive income:
Unrealized gain on available-for-sale debt securities, net of tax	$202	$75
Total other comprehensive income	202	75
Comprehensive loss	$(31,726)	$(32,823)

The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2023	31,704,272	$3	$317,066	$(15)	$(246,896)	$70,158
Issuance of common stock upon exercise of stock options	1,102,513	—	2,902	—	—	2,902
Issuance of restricted stock units	1,257,345	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	48,740	—	147	—	—	147
Common stock warrant exercises	7,971	—	—	—	—	—
Other issuance of common stock	53,827	—	406	—	—	406
Stock-based compensation expense	—	—	7,013	—	—	7,013
Other comprehensive income	—	—	—	75	—	75
Net loss	—	—	—	—	(32,898)	(32,898)
Balance as of December 31, 2024	34,174,668	$3	$327,534	$60	$(279,794)	$47,803
Issuance of common stock upon exercise of stock options	308,617	—	507	—	—	507
Issuance of restricted stock units	1,259,167	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	77,071	—	103	—	—	103
Issuance of common stock and pre-funded warrants, net of issuance costs of $3.9 million	3,125,000	1	53,610	—	—	53,611
Stock-based compensation expense	—	—	5,110	—	—	5,110
Other comprehensive income	—	—	—	202	—	202
Net loss	—	—	—	—	(31,928)	(31,928)
Balance as of December 31, 2025	38,944,523	$4	$386,864	$262	$(311,722)	$75,408

The accompanying notes are an integral part of the financial statements

SERA PROGNOSTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(31,928)	$(32,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	940	833
Stock-based compensation	5,110	7,013
Non-cash lease expense	492	567
Non-cash investment income, net	314	(910)
Other	(5)	(69)
Changes in operating assets and liabilities:
Accounts receivable	22	126
Other receivables	19	11,291
Prepaid expenses and other assets	(352)	(10)
Accounts payable	(1,009)	455
Accrued and other current liabilities	682	(575)
Deferred revenue	92	(12)
Net cash used in operating activities	(25,623)	(14,189)
Cash flows from investing activities
Purchases of marketable securities	(87,612)	(35,831)
Proceeds from maturities and sales of marketable securities	59,836	48,675
Purchases of property and equipment	(726)	(56)
Purchase of intangible assets	—	(1,045)
Net cash (used in) provided by investing activities	(28,502)	11,743
Cash flows from financing activities
Proceeds from public offering of common stock, net of issuance costs	53,610	—
Proceeds from exercise of stock options	507	2,902
Proceeds from employee stock purchase plan	103	147
Finance lease principal payments	(194)	(440)
Net cash provided by financing activities	54,026	2,609
Net (decrease) increase in cash and cash equivalents	(99)	163
Cash and cash equivalents at beginning of period	4,043	3,880
Cash and cash equivalents at end of period	$3,944	$4,043
Supplemental disclosure of cash flow information
Cash paid for interest	$9	$28
Supplemental disclosure of non-cash investing and financing information
Issuance of stock to settle accrued and other current liabilities	$—	$406
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$9	$—

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

The Company’s financial statements as of and for the year ended December 31, 2025 reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of fluctuations in inflation and interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments, and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Cash and cash equivalents

The Company considers all highly liquid financial instruments with maturities of 90 days or less at the date of purchase to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value. As of December 31, 2025 and 2024, cash and cash equivalents consisted of cash and money market funds. Cash and cash equivalents are stated at fair value.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains bank deposits in accounts at federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institution holding its cash to the extent recorded in the balance sheet. The Company has not experienced any losses on its deposits of cash. The Company’s cash equivalents consist of money market funds. Marketable securities consist of investments in U.S. federal agency securities, municipal debt securities, investment grade commercial paper, and investment grade corporate securities. The Company’s investment portfolio in corporate debt securities is highly liquid and diversified among individual issuers. The Company did not experience any credit losses related to its investment portfolio for the years ended December 31, 2025 and 2024.

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

Deferred Revenue

The Company recognizes deferred revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Deferred revenue is recognized when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before the Company transfers the good or service to the customer. The Company’s deferred revenue balance as of December 31, 2025 and 2024 relates primarily to certain contractual minimum payments received by the Company as part of its commercial collaboration agreements. Deferred revenue is recognized as revenue when the Company delivers PreTRM test results to customers pursuant to its commercial collaboration agreements. The Company assesses its deferred revenue balance for current versus long-term classification based on expectations and the ability to meet performance obligations. As of December 31, 2025, the Company believes it has the ability and capacity to meet all performance obligations under its commercial collaboration agreements and has concluded to classify its deferred revenue as a current asset.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires incremental income tax disclosures that increase the transparency and usefulness of income tax disclosures. The updated disclosures primarily require specific categories and greater disaggregation within the rate reconciliation, disaggregation of income taxes paid, and modifications of other income tax-related disclosures. The Company adopted this guidance retrospectively effective January 1, 2024. The adoption impacted the presentation and disclosure of income taxes but did not have a material impact on the Company’s financial statements.

Retirement Savings Plan

The Company sponsors a safe harbor 401(k) plan that covers all of the Company’s eligible employees. The plan allows employees to make contributions up to a specified percentage of their compensation, subject to statutory limitations. The Company makes safe harbor matching contributions equal to 100% of the first 3% of a plan participant’s eligible compensation, plus 50% of the next 2% of a plan participant’s eligible compensation. The Company may also make an additional discretionary match or profit sharing contribution to the plan. The Company recorded expense related to its 401(k) plan of $0.4 million for each of the years ended December 31, 2025 and 2024.

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

The Company’s revenue was generated in the U.S. for all periods presented and its assets are all located in the United States. Since the Company operates as one operating segment, total segment assets are equivalent to total assets reported on the balance sheets.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. For the years ended December 31, 2025 and 2024, comprehensive loss includes unrealized gains (losses) on the Company’s available-for-sale debt securities.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and pre-funded warrants outstanding for the period, without consideration of potentially dilutive securities. Pre-Funded Warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and were fully exercisable after the original issuance date of the Pre-Funded Warrants.

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

The Company has two classes of common stock and calculates net loss per share using the two-class method. The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting and conversion. The undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the years ended December 31, 2025 and 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3. Cash, Cash Equivalents and Marketable Securities

The Company's cash and cash equivalents as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents:
Cash	$1,816	$1,983
Money market funds	2,128	2,060
Total cash and cash equivalents	$3,944	$4,043

The Company has classified its marketable securities as available-for-sale. The Company’s marketable securities by major security type as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current marketable securities:
Commercial paper	975	—	—	975
Corporate debt securities	31,128	83	—	31,211
Municipal debt securities	3,070	1	—	3,071
Total current marketable securities	35,173	84	—	35,257
Long-term marketable securities:
Corporate debt securities	44,926	160	(8)	45,078
Municipal debt securities	5,607	24	—	5,631
U.S. federal agency securities	5,868	2	—	5,870
Total long-term marketable securities	56,401	186	(8)	56,579
Total marketable securities	$91,574	$270	$(8)	$91,836

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current marketable securities:
Commercial paper	1,449	—	(3)	1,446
Corporate debt securities	26,701	84	—	26,785
U.S. federal agency securities	9,453	8	(2)	9,459
U.S. government securities	4,502	1	—	4,503
Total current marketable securities	42,105	93	(5)	42,193
Long-term marketable securities:
Corporate debt securities	16,066	36	(5)	16,097
Municipal debt securities	3,072	—	—	3,072
U.S. federal agency securities	2,863	—	(59)	2,804
Total long-term marketable securities	22,001	36	(64)	21,973
Total marketable securities	$64,106	$129	$(69)	$64,166

The following tables summarize the Company’s available-for-sale debt securities with unrealized losses as of December 31, 2025 and 2024, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	13,362	(8)	—	—	13,362	(8)
Total	$13,362	$(8)	$—	$—	$13,362	$(8)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$1,446	$(3)	$—	$—	$1,446	$(3)
Corporate debt securities	4,059	(5)	—	—	4,059	(5)
U.S. federal agency securities	2,804	(59)	3,021	(2)	5,825	(61)
Total	$8,309	$(67)	$3,021	$(2)	$11,330	$(69)

As of December 31, 2025 and 2024, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than three years.

During the years ended December 31, 2025 and 2024, the Company received approximately $2.5 million and $5.0 million in proceeds, respectively, from the sale of available-for-sale securities prior to maturity. There was an immaterial amount of gain realized on the sales for the year ended December 31, 2025 and an immaterial amount of loss realized on the sales of the year ended December 31, 2024.

The Company’s marketable securities classified by contractual maturities as of December 31, 2025 were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$35,173	$35,257
Due after one year through five years	56,401	56,579
Total	$91,574	$91,836

4. Property and Equipment

The following table presents the components of property and equipment, net, as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$5,734	$5,663
Computer equipment	1,390	1,099
Leasehold improvements	772	772
Software	1,452	1,141
Furniture and fixtures	320	320
Total property and equipment	9,668	8,995
Less accumulated depreciation and amortization	(8,519)	(7,756)
Property and equipment, net	$1,149	$1,239

Depreciation and amortization expense was $0.8 million for each of the years ended December 31, 2025 and 2024.

5. Intangible Assets, Net

The following table summarizes intangible assets, net as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Domain names	$697	$—	$697	$697	$—	$697
Definite-lived intangible assets:
Software developed for sale	348	(135)	213	348	(19)	329
Total intangible assets	$1,045	$(135)	$910	$1,045	$(19)	$1,026

The Company’s software developed for sale was placed in service in November 2024 and is being amortized on a straight-line basis over a three-year useful life. Amortization expense was $116 thousand and $19 thousand for the years ended December 31, 2025 and 2024, respectively, and is recorded in cost of revenue.

6. Accrued and Other Current Liabilities

The following table presents the components of accrued and other current liabilities as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Accrued compensation	$2,088	$1,041
Accrued vacation	476	403
Operating lease liability, current portion	—	644
Other current liabilities	445	296
Total accrued and other current liabilities	$3,009	$2,384

7. Other Income, Net

The following table presents the components of other income, net, for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31,
	2025	2024
Interest income	$4,253	$2,747
Investment income, net	332	1,018
Other income, net	$4,585	$3,765

8. Fair Value Measurements

As of December 31, 2025 and 2024, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.

Money market funds are highly liquid investments and are actively traded. The pricing information on money market funds is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. government agency bonds, commercial paper, corporate debt securities, and municipal debt securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date.

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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of December 31, 2025:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,128	$—	$—
Marketable securities:
Commercial paper	—	975	—
Corporate debt securities	—	76,289	—
Municipal debt securities	—	8,702	—
U.S. federal agency securities	—	5,870	—
Total assets	$2,128	$91,836	$—

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

9. Related Party Transactions

In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $0.6 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively, which were recorded in research and development expenses in the Company’s statements of operations and comprehensive loss. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. In December 2023, enrollment in the PRIME study was stopped due to efficacy, and as such, there was no revenue recognized related to this agreement for the year ended December 31, 2025. There was an immaterial amount of revenue recognized related to this agreement for the year ended December 31, 2024.

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

The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the years ended December 31, 2025 and 2024.

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

The following shares of Class A common stock were reserved for future issuance:

	December 31,
	2025	2024
Warrants to purchase Class A common stock	13,896,247	2,646,247
Options to purchase Class A common stock	6,524,279	6,113,155
Restricted stock units outstanding	1,470,876	1,631,162
Class A common stock available for future grants under the 2021 Equity Incentive Plan	1,581,152	2,071,498
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	1,315,291	1,060,293
Total	24,787,845	13,522,355

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.0001 per share. There were no preferred shares outstanding at December 31, 2025 and 2024.

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

The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over either a two-year or a four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of December 31, 2025, there were 1,581,152 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of December 31, 2025, there were 1,315,291 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options

Unless otherwise noted, references to “options” in the subsequent disclosures, refers to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding – December 31, 2024	6,113,155	$3.91	6.3	$27,008
Granted	888,957	3.27
Expired	—	—
Cancelled	(169,216)	5.60
Exercised	(308,617)	1.64
Outstanding – December 31, 2025	6,524,279	$3.88	5.8	$3,353
Vested and expected to vest at December 31, 2025	6,386,136	$3.89	5.8	$3,327
Vested and exercisable at December 31, 2025	5,673,516	$3.95	5.4	$3,135

The weighted-average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $2.13 and $5.54 per share, respectively. The total aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $0.5 million and $5.5 million, respectively. The total fair value of options vested for the years ended December 31, 2025 and 2024 was $2.2 million and $3.7 million, respectively.

The fair values calculated using the Black-Scholes option pricing model were estimated on each grant date using the following assumptions:

	Year Ended
	December 31,
	2025	2024
Expected volatility	69.9% - 70.4%	78.8% - 78.9%
Risk-free interest rate	3.7% - 4.1%	4.1% - 4.2%
Expected term (in years)	5.3 - 6.1	5.2 - 5.3
Expected dividend yield	0%	0%

RSUs

The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding – December 31, 2024	1,631,162	$2.60
Granted	1,182,889	3.49
Forfeited	(84,008)	3.96
Vested	(1,259,167)	2.57
Outstanding – December 31, 2025	1,470,876	$3.27

Stock-Based Compensation Expense

The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2025	2024
Research and development expense	$1,746	$2,502
Selling and marketing expense	314	390
General and administrative expense	3,050	4,121
Total employee stock-based compensation	$5,110	$7,013

The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of December 31, 2025 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$1,498	2.6
RSUs	3,561	2.7
Total unrecognized stock-based compensation expense	$5,059

12. Warrants

All outstanding common stock warrants were exercisable immediately when granted and are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	December 31, 2025	December 31, 2024
$0.0001	11,250,000	—
9.03	969,275	969,275
10.84	946,666	946,666
12.38	8,083	8,083
20.77	722,223	722,223
	13,896,247	2,646,247

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

Lease Financial Information

The following table shows right-of-use assets and lease liabilities, and the associated financial statement line items as of December 31, 2025 and 2024 (in thousands):

		December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2025	2024
Right-of-use assets:
Operating leases	Other assets	$2,402	$613
Finance leases	Property and equipment, net	385	699
Total right-of-use assets		$2,787	$1,312

Lease liabilities:
Operating leases	Accrued and other current liabilities	$—	$644
	Operating lease obligation, net of current portion	2,337	—
Finance leases	Finance lease obligation, current portion	2	194
	Finance lease obligation, net of current portion	—	2
Total lease liabilities		$2,339	$840

Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Year Ended
	December 31,
	2025	2024
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$314	$314
Interest on lease liabilities	3	28
Operating lease cost	580	636
Total lease cost	$897	$978

Other information
Finance leases:
Operating cash outflows	$3	$28
Financing cash outflows	$194	$440
Weighted-average remaining lease term (in years)	0.3	0.4
Weighted-average discount rate	11.6%	6.7%
Operating leases:
Operating cash outflows	$666	$646
Right-of-use assets obtained in exchange for lease liabilities	$2,281	$—
Weighted-average remaining lease term (in years)	8.5	1.0
Weighted-average discount rate	8.8%	7.5%

Future minimum lease payments for the Company’s leases as of December 31, 2025 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2026	$280	$2	$282
2027	576	—	576
2028	594	—	594
2029	611	—	611
2030	630	—	630
Thereafter	2,359	—	2,359
Total minimum lease payments	5,050	2	5,052
Less: imputed interest	(1,592)	—	(1,592)
Less: lease incentives	(1,121)	—	(1,121)
Present value of future lease payments	2,337	2	2,339
Less: current portion	—	(2)	(2)
Long-term portion	$2,337	$—	$2,337

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2025 and 2024. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

14. Income Taxes

The Company has not recorded any income tax expense for the years ended December 31, 2025 and 2024 due to its history of operating losses. The loss from continuing operations before income tax consists of the following (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(31,928)	$(32,898)
Foreign	—	—
Total	$(31,928)	$(32,898)

The provision for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current (benefit) provision	$—	$—
Deferred:
Federal	$(6,789)	$(8,981)
State	(889)	(4,198)
Foreign	—	—
Change in valuation allowance	7,678	13,179
Total deferred (benefit) provision	$—	$—
Total income tax (benefit) provision	$—	$—

The (benefit) provision for income taxes differs from the amount computed at federal statutory rates as follows (in thousands):

	Year Ended December 31,
	2025		2024
U.S. federal statutory tax rate	$(6,705)	21.00%	$(6,908)	21.00%
State and local income tax effects, net of federal income tax benefit(1)	—	—%	—	—%
Foreign tax effects	—	—%	—	—%
Effects of changes in tax laws or rates enacted in current period	—	—%	—	—%
Tax credits
R&D credits	(348)	1.09%	(699)	2.13%
Change in valuation allowance	6,708	(21.01)%	8,956	(27.23)%
Nontaxable or nondeductible items
Stock-based compensation	(50)	0.16%	(2,366)	7.19%
Nondeductible officer compensation	168	(0.53)%	986	(3.00)%
Other	227	(0.71)%	31	(0.09)%
Income tax (benefit) provision	$—	—%	$—	—%
(1) 2025 State taxes in California made up a majority (greater than 50%) of the tax effect in this category.

Significant components of the Company’s net deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$70,631	$61,615
R&D credits	5,128	4,693
R&E expenses	6,210	8,127
Accruals and reserves	638	409
Stock-based compensation	3,083	3,193
Depreciation and amortization	57	5
Lease liability	602	184
Other	6	7
Total deferred tax asset before allowance	86,355	78,233
Less: valuation allowance	(85,736)	(78,058)
Total deferred tax asset	619	175
Deferred tax liabilities:
Right-of-use asset	(619)	(175)
Depreciation and amortization	—	—
Net deferred tax assets	$—	$—

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

On the basis of this evaluation, a full valuation allowance of $85.7 million and $78.1 million has been recorded as of December 31, 2025 and 2024, respectively, as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $7.7 million and $13.2 million for the years ended December 31, 2025 and 2024, respectively, and there is no tax benefit presented in the accompanying financial statements.

The Company is subject to minimum taxes in several of the state jurisdictions where it files income tax returns. The amounts paid are immaterial and not presented above as a component of the current state tax provision. Besides these minimum state taxes, the Company did not pay any federal, state, or foreign taxes.

As of December 31, 2025, the Company had U.S. federal and state net operating loss carryforwards of approximately $275.8 million and $205.4 million, respectively. Of the federal amount, $205.5 million can be carried forward indefinitely, while the remainder begins to expire after 2028, if not utilized. The state amounts begin to expire at various dates after 2030.

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

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities, based on technical merits. The reversal of the uncertain tax positions would not affect the Company’s effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets. As of December 31, 2025 and 2024, the Company did not record any material interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods. A reconciliation of the beginning and ending amount of uncertain tax positions (in thousands):

	Year Ended December 31,
	2025	2024
Balance at the beginning of the year	$3,129	$2,570
Gross increases—prior period	—	—
Gross increases—current period	290	559
Balance at the end of the year	$3,419	$3,129

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

Diluted net loss per share is calculated by dividing the net loss by the sum of the shares used to calculate basic net loss per share plus potential dilutive securities outstanding during the period. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For each of the years ended December 31, 2025 and 2024, the Company reported net losses and as such, basic and diluted net loss per share are the same.

As the liquidation and dividend rights are identical for Class A and Class B common shares, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the years ended December 31, 2025 and 2024.

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	December 31,
	2025	2024
Warrants to purchase Class A common stock	2,646,247	2,646,247
Options to purchase Class A common stock	6,524,279	6,113,155
Restricted stock units outstanding	1,470,876	1,631,162
Total	10,641,402	10,390,564

16. Segment Information

The Company’s revenue was generated in the U.S. for all periods presented and its assets are all located in the United States. Since the Company operates as one operating segment, total segment assets are equivalent to total assets reported on the balance sheets.

The following table presents segment information for revenue, significant segment expenses, and net loss, as regularly provided to the CODM, for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31,
	2025	2024
Revenue	$81	$77
Less:
Cost of revenue	164	82
Payroll related expenses	16,745	13,269
Consulting and professional fees	6,944	7,581
Stock-based compensation expense	5,110	7,013
Equipment, lab supplies, and facility expenses	1,527	1,635
Clinical studies and outside processing	1,579	3,383
Depreciation and amortization(1)	824	814
Other segment items(2)	3,692	2,935
Loss from operations	(36,504)	(36,635)
Interest expense	(9)	(28)
Other income, net	4,585	3,765
Net loss	$(31,928)	$(32,898)

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information

Amended and Restated Executive Employment Agreements

On March 13, 2026, we entered into amended and restated executive employment agreements with all the Company’s executive officers and members of its senior management team, including the Company’s Chief Executive Officer (“CEO”) and the other executives with existing employment agreements (“Other Executives”). The purpose of the amendments was to make the agreements more consistent with each other and to adjust certain provisions. Because some of the Company’s executives who entered into amended and restated executive employment agreements are among those “officers” identified in Item 5.02(e) of Form 8-K, we are providing a summary of the material changes. Terms in uppercase below shall have the defined meanings ascribed to them in the amended and restated executive employment agreement, unless otherwise noted.

The amended and restated executive employment agreements address severance payments both in a non- Change of Control (“CIC”) context and in a CIC context. Specifically, upon termination by the Company not for Cause or termination by the executive for Good Reason outside of a CIC Protected Period (defined below), severance amounts are as follows: (1) an amount equal to the then current Base Salary for a period of 9 months for the Other Executives, and 12 months for the CEO, in each case payable on a payroll basis; and (2) continued health insurance coverage for 9 months for the Other Executives and 12 months for the CEO, or in each case, until the date the executive receives health insurance coverage in connection with new employment, if earlier. For any such termination within 3 months prior to or 12 months following a CIC (such period, a “CIC Protected Period”), severance amounts are as follows: (1) a lump sum payment in an amount equal to the sum of (a) the then current Base Salary for a period of 12 months for the Other Executives and 18 months for the CEO, plus (b) the full target Annual Bonus for the year of termination at a rate of 100% of target for the Other Executives and 150% of target for the CEO; and (2) continued health insurance coverage for 12 months for the Other Executives and 18 months for the CEO, or in each case, until the date the executive receives health insurance coverage in connection with new employment, if earlier.

The amended and restated executive employment agreements limit the existing partial equity acceleration in a non-CIC separation, while retaining the 100% equity acceleration in a “double trigger” CIC context. Specifically, upon a termination by the Company not for Cause or termination by the executive for Good Reason outside of a CIC Protected Period, vesting of 37.5% of any outstanding unvested equity awards granted prior to January 1, 2026 will be accelerated as provided in each executive’s previous employment agreement, with any such performance-based awards vesting at the target level of performance. Any Awards granted after January 1, 2026 shall not be accelerated in this circumstance. For any termination by the Company not for Cause or termination by the executive for Good Reason during a CIC Protected Period, all outstanding unvested equity awards will become fully vested as of the date of termination as provided in each executive’s previous employment agreement, with any performance-based awards vesting at the target level of performance, subject to the terms of our applicable equity plan.

In the previous agreements, an executive’s initial equity award became fully vested upon a mere CIC (to the extent not already vested) without any termination of employment. The amended and restated executive employment agreements eliminate this limited “single trigger” acceleration, while retaining the 100% equity acceleration in a “double trigger” CIC context.

Because some of the Company’s executives who entered into amended and restated executive employment agreements are among those “officers” identified in Item 5.02(e) of Form 8-K, we are also providing the current compensation information regarding Zhenya Lindgardt, President and Chief Executive Officer; John Boniface, Chief Scientific Officer; and Paul Kearney, Chief Data Officer, as set forth in their respective amended and restated executive employment agreement. The annual base salary for Ms. Lindgardt, Dr. Boniface and Dr. Kearney is set at $631,280, $453,621, and $444,822, respectively (the “Base Salary”), and they are each eligible to receive an annual discretionary cash bonus (the “Annual Bonus”) as determined by our board of directors or a committee thereof with a bonus target set at 40% of Base Salary for Dr. Boniface and Dr. Kearney, and 68% of Base Salary for Ms. Lindgardt. All the amended and restated executive employment agreements contain customary confidentiality, non-competition and non-solicitation provisions. The foregoing summary is qualified in its entirety by reference to the amendment and restated employment agreements, copies of which are filed as exhibits to this annual report on Form 10-K

2026 ATM Sales Agreement

On March 18, 2026, we entered into an at-the-market (“ATM”) sales agreement with William Blair & Company, L.L.C. (the “2026 ATM Sales Agreement”) and terminated the Company’s existing ATM sales agreement. This 2026 ATM Sales Agreement utilizes the available capacity under the Company’s existing Form S-3 shelf registration statement filed in August 2024 and is the subject of a prospectus supplement dated March 18, 2026. We are not obligated to make any sales of Class A common stock under the 2026 ATM Sales Agreement, but are now able to make sales under the ATM program in our discretion based on market conditions. No sales occurred under our prior ATM sales program.

Under the 2026 ATM Sales Agreement, we may offer and sell, from time to time at our sole discretion, shares of our Class A common stock, having an aggregate offering price of up to $40.0 million through William Blair, as sales agent. William Blair may sell the Class A common stock by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on Nasdaq or any other existing trading market for the Class A common stock. William Blair will use commercially reasonable efforts, consistent with its normal sales and trading practices and applicable state and federal laws, rules and regulations and the rules of Nasdaq, to sell the Class A common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay William Blair an aggregate of up to 3.0% of the gross proceeds of any shares of Class A common stock sold through William Blair under the 2026 ATM Sales Agreement and have provided William Blair with customary indemnification rights.

The foregoing description of the 2026 ATM Sales Agreement is qualified in its entirety by reference to the 2026 ATM Sales Agreement, a copy of which is filed as Exhibit 10.34 to this Annual Report. The legal opinion of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. relating to the shares of Class A common stock being offered pursuant to the 2026 ATM Sales Agreement is filed as Exhibit 5.1 to this Annual Report.

This report shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of our executive officers (as defined in Section 16 of the Exchange Act) and directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K. Certain of our Section 16 officers may participate in our 2021 ESPP that has been designed to comply with Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Board of Directors and Corporate Governance,” “Executive Officers,” “Insider Trading Policy and Prohibition on Hedging and Pledging,” and “Delinquent Section 16(a) Reports” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 in connection with the solicitation of proxies for our 2026 annual meeting of stockholders.

Item 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Non-Employee Director Compensation” and “Executive Compensation” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships, Related Party and Other Transactions” and “Board of Directors and Corporate Governance” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-40606) filed with the SEC on February 12, 2025).
5.1*	Opinion of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. with respect to the legality of the securities being registered.
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed with the SEC July 8, 2021).
10.2+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed with the SEC on July 8, 2021).
10.3+	Form of 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-257038) filed with the SEC on July 8, 2021).
10.4+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024.
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

10.8†

Amendment No. 1, dated February 16, 2023, to Side Letter with Baker Bros. Advisors LP, dated as of April 29, 2021, by and between Baker Bros. Advisors LP and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 22, 2023).

10.9†

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

10.11.1+

Employment Agreement by and between the Registrant and John J. Boniface, dated March 14, 2012 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).

10.11.2+

Amendment to Employment Agreement by and between the Registrant and John J. Boniface, dated March 18, 2024 (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024).

10.11.3*+	Amended and Restated Employment Agreement by and between the Registrant and John J. Boniface, dated March 13, 2026.
10.12.1+

Employment Agreement by and between the Registrant and Benjamin Jackson, dated April 13, 2021 (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).

10.12.2+

Amendment to Employment Agreement by and between the Registrant and Benjamin Jackson, dated May 20, 2021 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.12.3+

Amendment to Employment Agreement by and between the Registrant and Benjamin Jackson, dated March 18, 2024 incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024).

10.12.4*+	Amended and Restated Employment Agreement by and between the Registrant and Benjamin Jackson, dated March 13, 2026.
10.13.1+

Employment Agreement by and between the Registrant and Paul Kearney, dated October 1, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 9, 2021).

10.13.2+

Amendment to Employment Agreement by and between the Registrant and Paul Kearney, dated March 18, 2024 (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024.

10.13.3*+	Amended and Restated Employment Agreement by and between the Registrant and Paul Kearney, dated March 13, 2026.
10.14.1+

Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated March 30, 2021 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.14.2+

Amendment to Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated May 20, 2021 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 29, 2022).

10.14.3+

Amendment to Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated March 18, 2024 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 20, 2024).

10.14.4*+	Amended and Restated Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated March 17, 2026.
10.15.1+

Employment Agreement by and between the Registrant and Evguenia (Zhenya) Lindgardt, dated November 6, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 8, 2023).

10.15.2*+	Amended and Restated Employment Agreement by and between the Registrant and Evguenia (Zhenya) Lindgardt, dated March 16, 2026.
10.16.1+

Employment Agreement by and between the Registrant and Austin Aerts, dated November 6, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 8, 2023).

10.16.2+

Amendment to Employment Agreement by and between the Registrant and Austin Aerts, dated March 18, 2024 (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K (File No. 40606) filed with the SEC on March 20, 2024).

10.16.3*+	Amended and Restated Employment Agreement by and between the Registrant and Austin Aerts, dated March 16, 2026.
10.17.1+

Employment Agreement by and between the Registrant and Lee Anderson, dated May 19, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on August 6, 2025).

10.17.2*+	Amended and Restated Employment Agreement by and between the Registrant and Lee Anderson, dated March 14, 2026.
10.18.1*+	Employment Agreement by and between the Registrant and Tiffany Inglis, M.D., effective as of October 1, 2025.
10.18.2*+	Amended and Restated Employment Agreement by and between the Registrant and Tiffany Inglis, M.D., dated March 16, 2026.
10.19+

Consulting Agreement by and between the Registrant and Marcus Wilson, dated June 4, 2025 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on August 6, 2025).

10.20+

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

10.24

Third Amendment to Lease, effective as of July 25, 2023, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on August 9, 2023).

10.25

Fourth Amendment to Lease, effective as of September 22, 2025, by and between Eastland Regency, L.C. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40606) filed with the SEC on November 13, 2025).

10.26*	Sales Agreement, dated March 18, 2026, by and between Sera Prognostics, Inc. and William Blair & Company, L.L.C.
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-257038) filed with the SEC on June 11, 2021).
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (included in the opinion filed as Exhibit 5.1).
24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

SERA PROGNOSTICS, INC.

Date: March 18, 2026	/s/ Zhenya Lindgardt
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

Name	Title	Date

/s/ Zhenya Lindgardt	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2026
Zhenya Lindgardt

/s/ Austin Aerts	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 18, 2026
Austin Aerts

/s/ Kim Kamdar, Ph.D.	Chair of the Board of Directors	March 18, 2026
Kim Kamdar, Ph.D.

/s/ Jane F. Barlow, M.D.	Director	March 18, 2026
Jane F. Barlow, M.D.

/s/ Gregory C. Critchfield, M.D., M.S.	Director	March 18, 2026
Gregory C. Critchfield, M.D., M.S.

/s/ Jeff Elliott	Director	March 18, 2026
Jeff Elliott

/s/ Sandra A.J. Lawrence	Director	March 18, 2026
Sandra A.J. Lawrence

/s/ Mansoor Raza Mirza, M.D.	Director	March 18, 2026
Mansoor Raza Mirza, M.D.

/s/ Joshua Phillips	Director	March 18, 2026
Joshua Phillips