Form 10-Q
period 2026-03-31
SERA PROGNOSTICS, INC.
filed 2026-05-06
CIK 1534969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 38,190,966 and 967,759 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SERA PROGNOSTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$4,175	$3,944
Marketable securities	43,226	35,257
Accounts receivable	11	12
Prepaid expenses and other current assets	2,314	1,557
Total current assets	49,726	40,770
Property and equipment, net	1,096	1,149
Long-term marketable securities	39,365	56,579
Intangible assets, net	881	910
Other assets	2,476	2,525
Total assets	$93,544	$101,933
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$767	$862
Accrued and other current liabilities	2,342	3,009
Finance lease obligation, current portion	—	2
Deferred revenue	20,310	20,315
Total current liabilities	23,419	24,188
Operating lease obligation, net of current portion	2,505	2,337
Total liabilities	25,924	26,525
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 38,176,089 and 37,976,764 Class A shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; 1,500,000 Class B shares authorized; 967,759 Class B shares issued and outstanding as of March 31, 2026 and December 31, 2025.	4	4
Additional paid-in capital	387,721	386,864
Accumulated other comprehensive income	16	262
Accumulated deficit	(320,121)	(311,722)
Total stockholders' equity	67,620	75,408
Total liabilities and stockholders' equity	$93,544	$101,933

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$14	$38
Operating expenses:
Cost of revenue	42	40
Research and development	3,030	3,334
Selling and marketing	2,012	1,470
General and administrative	4,290	4,444
Total operating expenses	9,374	9,288
Loss from operations	(9,360)	(9,250)
Interest expense	(2)	(4)
Other income, net	963	1,067
Net loss	$(8,399)	$(8,187)
Net loss per share, basic and diluted	$(0.17)	$(0.20)
Weighted-average shares outstanding, basic and diluted	50,258,849	41,968,076
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities, net of tax	$(246)	$16
Total other comprehensive (loss) income	(246)	16
Comprehensive loss	$(8,645)	$(8,171)

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2025	38,944,523	$4	$386,864	$262	$(311,722)	$75,408
Issuance of common stock upon exercise of stock options	12,016	—	22	—	—	22
Issuance of restricted stock units	187,309	—	—	—	—	—
Stock-based compensation expense	—	—	835	—	—	835
Other comprehensive loss	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	(8,399)	(8,399)
Balance as of March 31, 2026	39,143,848	4	387,721	16	(320,121)	67,620

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	34,174,668	$3	$327,534	$60	$(279,794)	$47,803
Issuance of common stock upon exercise of stock options	45,949	—	47	—	—	47
Issuance of restricted stock units	318,154	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $3.9 million	3,125,000	1	53,610	—	—	53,611
Stock-based compensation expense	—	—	1,493	—	—	1,493
Other comprehensive income	—	—	—	16	—	16
Net loss	—	—	—	—	(8,187)	(8,187)
Balance as of March 31, 2025	37,663,771	$4	$382,684	$76	$(287,981)	$94,783

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(8,399)	$(8,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193	216
Stock-based compensation	835	1,493
Non-cash lease expense	67	149
Non-cash investment income, net	6	10
Other	(16)	—
Changes in operating assets and liabilities:
Accounts receivable	1	9
Prepaid expenses and other assets	(1,270)	247
Accounts payable	(70)	(996)
Accrued and other current liabilities	(116)	(492)
Deferred revenue	(5)	(2)
Net cash used in operating activities	(8,774)	(7,553)
Cash flows from investing activities
Purchases of marketable securities	(1,007)	(56,565)
Proceeds from maturities and sales of marketable securities	10,000	11,766
Purchases of property and equipment	(8)	(3)
Net cash provided by (used in) investing activities	8,985	(44,802)
Cash flows from financing activities
Proceeds from public offering of common stock, net of issuance costs	—	53,610
Proceeds from exercise of stock options	22	47
Finance lease principal payments	(2)	(115)
Net cash provided by financing activities	20	53,542
Net increase in cash and cash equivalents	231	1,187
Cash and cash equivalents at beginning of period	3,944	4,043
Cash and cash equivalents at end of period	$4,175	$5,230
Supplemental disclosure of cash flow information
Cash paid for interest	$2	$4
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$4	$256

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2025, has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or any other period.

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

The Company’s financial statements as of and for the three months ended March 31, 2026 reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of fluctuations in inflation and interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

3. Cash, Cash Equivalents and Marketable Securities

The Company’s cash and cash equivalents as of March 31, 2026 and December 31, 2025, were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents:
Cash	$599	$1,816
Money market funds	3,576	2,128
Total cash and cash equivalents	$4,175	$3,944

The Company has classified its marketable securities as available-for-sale. The Company’s marketable securities by major security type as of March 31, 2026 and December 31, 2025, were as follows (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current marketable securities:
Commercial paper	984	—	(1)	983
Corporate debt securities	39,289	34	(8)	39,315
U.S. federal agency securities	2,935	—	(7)	2,928
Total current marketable securities	43,208	34	(16)	43,226
Long-term marketable securities:
Corporate debt securities	30,795	24	(25)	30,794
Municipal debt securities	5,603	2	(2)	5,603
U.S. federal agency securities	2,969	—	(1)	2,968
Total long-term marketable securities	39,367	26	(28)	39,365
Total marketable securities	$82,575	$60	$(44)	$82,591

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current marketable securities:
Commercial paper	975	—	—	975
Corporate debt securities	31,128	83	—	31,211
Municipal debt securities	3,070	1	—	3,071
Total current marketable securities	35,173	84	—	35,257
Long-term marketable securities:
Corporate debt securities	44,926	160	(8)	45,078
Municipal debt securities	5,607	24	—	5,631
U.S. federal agency securities	5,868	2	—	5,870
Total long-term marketable securities	56,401	186	(8)	56,579
Total marketable securities	$91,574	$270	$(8)	$91,836

The following tables summarize the Company’s available-for-sale debt securities with unrealized losses as of March 31, 2026 and December 31, 2025, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2026
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$983	$(1)	$—	$—	$983	$(1)
Corporate debt securities	27,477	(33)	—	—	27,477	(33)
U.S. federal agency securities	2,968	(1)	2,928	(7)	5,896	(8)
Municipal debt securities	2,502	(2)	—	—	2,502	(2)
Total	$33,930	$(37)	$2,928	$(7)	$36,858	$(44)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	13,362	(8)	—	—	13,362	(8)
Total	$13,362	$(8)	$—	$—	$13,362	$(8)

As of March 31, 2026 and December 31, 2025, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than three years.

The Company’s marketable securities classified by contractual maturities as of March 31, 2026, were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$43,208	$43,226
Due after one year through five years	39,367	39,365
Total	$82,575	$82,591

4. Property and Equipment

The following table presents the components of property and equipment, net, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Laboratory equipment	$5,567	$5,734
Computer equipment	1,276	1,390
Leasehold improvements	872	772
Software	1,452	1,452
Furniture and fixtures	320	320
Total property and equipment	9,487	9,668
Less accumulated depreciation and amortization	(8,391)	(8,519)
Property and equipment, net	$1,096	$1,149

Depreciation and amortization expense was $0.2 million for each of the three months ended March 31, 2026 and 2025.

5. Intangible Assets, Net

The following table summarizes intangible assets, net as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Domain names	$697	$—	$697	$697	$—	$697
Definite-lived intangible assets:
Software developed for sale	348	(164)	184	348	(135)	213
Total intangible assets	$1,045	$(164)	$881	$1,045	$(135)	$910

The Company’s software developed for sale was placed in service in November 2024 and is being amortized on a straight-line basis over a three-year useful life. Amortization expense was $29 thousand for each of the three months ended March 31, 2026 and 2025, and is recorded in cost of revenue.

6. Accrued and Other Current Liabilities

The following table presents the components of accrued and other current liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Accrued compensation	$552	$2,088
Accrued vacation	594	476
Accrued legal expenses	342	125
Other current liabilities	854	320
Total accrued and other current liabilities	$2,342	$3,009

7. Other Income, Net

The following table presents the components of other income, net, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Interest income	$937	$921
Investment income, net	26	146
Other income, net	$963	$1,067

8. Fair Value Measurements

As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.

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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of March 31, 2026:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$3,576	$—	$—
Marketable securities:
Commercial paper	—	983	—
Corporate debt securities	—	70,109	—
Municipal debt securities	—	5,603	—
U.S. federal agency securities	—	5,896	—
Total assets	$3,576	$82,591	$—

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

9. Related Party Transactions

Commercial Collaboration Agreement

In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $39 thousand and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, which were recorded in research and development expenses in the Company’s condensed statements of operations and comprehensive loss. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. In December 2023, enrollment in the PRIME study was stopped due to efficacy, and as such, there was no revenue recognized related to this agreement for the three months ended March 31, 2026 and 2025.

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

The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three months ended March 31, 2026 and 2025.

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

On March 18, 2026, the Company entered into an at-the-market (“ATM”) sales agreement (the “2026 ATM Sales Agreement”) with William Blair & Company, L.L.C. (“William Blair”) and terminated the Company’s 2024 sales agreement. This 2026 ATM Sales Agreement utilizes the available capacity under the Company’s existing Form S-3 shelf registration statement filed in August 2024 and is the subject of a prospectus supplement dated March 18, 2026. The Company is not obligated to make any sales of Class A common stock under the 2026 ATM Sales Agreement but may make sales under the ATM program at its discretion based on market conditions. No sales occurred under our prior ATM sales program. Under the 2026 ATM Sales Agreement, the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, having an aggregate offering price of up to $40.0 million through William Blair, as sales agent.

The following shares of Class A common stock were reserved for future issuance:

	March 31,	December 31,
	2026	2025
Warrants to purchase Class A common stock	13,896,247	13,896,247
Options to purchase Class A common stock	7,155,703	6,524,279
Restricted stock units outstanding	2,444,444	1,470,876
Class A common stock available for future grants under the 2021 Equity Incentive Plan	1,295,905	1,581,152
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	1,695,058	1,315,291
Total	26,487,357	24,787,845

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

The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors, and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over either a two-year or a four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of March 31, 2026, there were 1,295,905 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of March 31, 2026, there were 1,695,058 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options

Unless otherwise noted, references to “options” in the subsequent disclosures, refer to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding – December 31, 2025	6,524,279	$3.88	5.8	$3,353
Granted	663,232	1.99
Expired	(721)	1.62
Cancelled	(19,071)	4.09
Exercised	(12,016)	1.82
Outstanding – March 31, 2026	7,155,703	$3.71	6.0	$925
Vested and expected to vest at March 31, 2026	6,881,680	$3.75	5.9	$916
Vested and exercisable at March 31, 2026	5,785,313	$3.93	5.2	$866

RSUs

The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding – December 31, 2025	1,470,876	$3.27
Granted	1,184,250	1.99
Forfeited	(23,373)	5.26
Vested	(187,309)	3.13
Outstanding – March 31, 2026	2,444,444	$2.64

Stock-Based Compensation Expense

The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development expense	$268	$456
Selling and marketing expense	71	99
General and administrative expense	496	938
Total employee stock-based compensation	$835	$1,493

The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of March 31, 2026, was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$1,899	3.1
RSUs	4,867	3.1
Total unrecognized stock-based compensation expense	$6,766

12. Warrants

All outstanding common stock warrants were exercisable immediately when granted and are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	March 31, 2026	December 31, 2025
$0.0001	11,250,000	11,250,000
9.03	969,275	969,275
10.84	946,666	946,666
12.38	8,083	8,083
20.77	722,223	722,223
	13,896,247	13,896,247

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

Lease Financial Information

The following table shows right-of-use assets and lease liabilities and the associated financial statement line items as of March 31, 2026 and December 31, 2025 (in thousands):

		March 31,	December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2026	2025
Right-of-use assets:
Operating leases	Other assets	$2,353	$2,402
Finance leases	Property and equipment, net	306	385
Total right-of-use assets		$2,659	$2,787

Lease liabilities:
Operating leases	Operating lease obligation, net of current portion	2,505	2,337
Finance leases	Finance lease obligation, current portion	—	2
Total lease liabilities		$2,505	$2,339

Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended
	March 31,
	2026	2025
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$78	$78
Interest on lease liabilities	—	2
Operating lease cost	117	159
Total lease cost	$195	$239

Other information
Finance leases:
Operating cash outflows	$—	$2
Financing cash outflows	$2	$115
Weighted-average remaining lease term (in years)	—	0.3
Weighted-average discount rate	0.0%	7.1%
Operating leases:
Operating cash outflows	$—	$166
Right-of-use assets obtained in exchange for lease liabilities	$17	$—
Weighted-average remaining lease term (in years)	8.3	0.8
Weighted-average discount rate	8.8%	7.5%

Future minimum lease payments for the Company’s leases as of March 31, 2026, were as follows (in thousands):

Operating Leases
2026	$280
2027	576
2028	594
2029	611
2030	630
Thereafter	2,359
Total minimum lease payments	5,050
Less: imputed interest	(1,524)
Less: lease incentives	(1,021)
Present value of future lease payments	2,505
Less: current portion	—
Long-term portion	$2,505

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2026 and December 31, 2025. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

14. Net Loss Per Share

The Company calculates net loss per share of Class A and Class B common stock using the two-class method. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock and pre-funded warrants outstanding for the period, without consideration of potential dilutive securities. The Pre-Funded Warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and were fully exercisable after the original issuance date of the Pre-Funded Warrants.

Diluted net loss per share is calculated by dividing the net loss by the sum of the shares used to calculate basic net loss per share plus potential dilutive securities outstanding during the period. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For each of the three months ended March 31, 2026 and 2025, the Company reported net losses and as such, basic and diluted net loss per share are the same.

As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three months ended March 31, 2026 and 2025.

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	March 31,
	2026	2025
Warrants to purchase Class A common stock	2,646,247	2,646,247
Options to purchase Class A common stock	7,155,703	6,569,511
Restricted stock units outstanding	2,444,444	2,031,395
Total	12,246,394	11,247,153

15. Segment Information

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

The following table presents segment information for revenue, significant segment expenses, and net loss, as regularly provided to the CODM, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Revenue	$14	$38
Less:
Cost of revenue	42	40
Payroll related expenses	4,598	3,900
Consulting and professional fees	1,923	1,833
Stock-based compensation expense	835	1,493
Equipment, lab supplies, and facility expenses	313	369
Clinical studies and outside processing	122	287
Depreciation and amortization(1)	164	187
Other segment items(2)	1,377	1,179
Loss from operations	(9,360)	(9,250)
Interest expense	(2)	(4)
Other income, net	963	1,067
Net loss	$(8,399)	$(8,187)

(1)
Certain amortization amounts are included within cost of revenue.
(2)
Other segment items consist primarily of insurance costs, IT services, travel expenses, marketing expenses, taxes, and other miscellaneous expenses.

16. Subsequent Events

As part of its transition from a clinical-stage company to a commercial organization, the Company recently completed a comprehensive business review to reallocate investment from research and development toward its reimbursement-focused commercialization of PreTRM and to right size its operating expenses. As a result, on May 6, 2026, the Company adopted operational changes to concentrate resources on the continued, disciplined commercialization of the PreTRM test by prioritizing resources toward payer engagement, market access, and clinical adoption, while reducing operating expenses in areas that are non-core to these commercialization activities. As part of these changes, the Company reduced its workforce by 14 full-time employees, or approximately 18% of its workforce. The Company estimates it will incur approximately $1.3 million in costs related to severance pay and other termination benefits, the majority of which will be incurred in the second and third quarters of 2026.

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

Our first commercial product, the PreTRM test, is the only broadly validated, commercially available blood-based biomarker test to accurately predict the risk of a preterm birth. The PreTRM test is a non-invasive blood test given to a pregnant woman carrying a single fetus during weeks 18 through 20 of gestation that provides an accurate prediction of the expectant mother’s risk of delivering spontaneously before 37 weeks’ gestation. Our commercialization strategy includes utilizing results derived from past and future clinical trials to demonstrate the health and economic benefits of early and accurate detection of preterm birth risk coupled with well-recognized interventions in higher risk patients, illustrating these benefits to health care providers, insurance payers, and consumers, while providing convenient access to the test through streamlined specimen collection options. Clinical trials conducted to date include the Prediction and Prevention of Preterm Birth, or the PREVENT-PTB Study, the Serum Assessment of Preterm Birth Outcomes Compared to Historical Controls study, or the AVERT PRETERM TRIAL, and the PRIME study.

In January 2026, we announced the publication of the PRIME study in the Pregnancy Journal, a peer-reviewed open access journal, and official journal of the Society for Maternal-Fetal Medicine, or SMFM. Key findings from the PRIME study include a 20% reduction in babies admitted to the Neonatal Intensive Care Unit, or NICU, a 20% reduction in neonatal morbidity and mortality, assessed by a composite index, a 56% reduction in babies born before 32 weeks, and a 32% reduction in babies born before 35 weeks. In addition, the PRIME study showed that the number of patients needed to screen to save a NICU day, or NNS, was 4.2. We are currently processing publication manuscripts of additional PRIME data, including exploratory analyses and economic benefits, to be submitted in the coming months.

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

We believe the health benefits of this model translate favorably to health economic savings, creating a powerful value proposition to insurance payers. We estimate that the average cost of a NICU day is approximately $6,300 and the average length of a NICU stay is 12-14 days. Data from the PRIME study suggests that the number of patients needed to screen, or NNS, to save a NICU day is 4.2, and to save a NICU admission is 38.5. In contrast, the standard of care for short cervix, an existing clinical risk factor for preterm birth which utilizes transvaginal ultrasound plus progesterone treatments, has an NNS to save a NICU admission of 150. This indicates that the PreTRM test-and-treat strategy is at least three times more effective at saving a NICU admission than a current technology that is already considered standard care. We plan to integrate data from our studies into our health economic model, which we will make available to prospective customers to help estimate potential economic value from adopting the PreTRM test-and-treat strategy in their institutions.

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

In order to preserve capital for a time when our commercial opportunity is strongest, we have been operating under a streamlined commercial model for much of the past few years. Recently, with our portfolio of clinical evidence broadening through peer-reviewed publications, we began expanding our commercial team in 2025. This expansion began in the second quarter of 2025 with the hiring of an experienced Chief Commercial Officer with a history of success in the diagnostics space, field sales representatives in strategic geographies, and a Chief Medical Officer with extensive experience as a practicing OBGYN and clinical leadership expertise at one of the nation’s largest payers. Our commercial philosophy remains focused on a few geographies where we anticipate synergistic commercial momentum such as Medicaid pilots, local key opinion leader support, early adopter institutions, PRIME Study site locations, and other opportunities which we believe could combine to drive clinical utilization of the PreTRM test in that region. We expect that it may take time for each new sales representative to begin seeing significant density of adoption of this novel diagnostic test within their territory and to provide a favorable return on our commercial investment in such territories. Once we have proven this model is effective, we intend to add new geographies, further expand our commercial headcount, and increase sales and marketing investments to achieve meaningful PreTRM test adoption at scale.

As part of our transition from a clinical-stage company to a commercial organization, we recently completed a comprehensive business review to reallocate investment from research and development toward our reimbursement-focused commercialization of PreTRM and to right size our operating expenses. As a result, on May 6, 2026, we adopted operational changes to concentrate resources on the continued, disciplined commercialization of the PreTRM test by prioritizing resources toward payer engagement, market access, and clinical adoption, while reducing operating expenses in areas that are non-core to these commercialization activities. As part of these changes, we reduced our workforce by 14 full-time employees, or approximately 18% of our workforce. These reductions included Paul Kearney, Chief Data Officer, and Robert Harrison, Chief Information Officer, whose responsibilities will transition to our Director of IT and other functions within the organization. We estimate we will incur approximately $1.3 million in costs related to severance pay and other termination benefits, the majority of which will be incurred in the second and third quarters of 2026. As part of this strategic prioritization, we have initiated additional ongoing cost savings from other personnel-related expenses and pipeline alignment. As a result, we anticipate meaningful cost savings of approximately $9.6 million in 2027, with decreased cash expenses of approximately 35% and 25% in research and development and general and administrative costs, respectively, to enable continued prudent investment in commercial activity. With this new cost structure, we expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through 2029. We will continue to evaluate the allocation of our resources as we focus our efforts on accelerating the market adoption of our PreTRM test.

Our operations are headquartered in Salt Lake City, Utah, including a CLIA-certified laboratory. Since our inception, we have devoted the majority of our efforts and resources to performing research and development, acquiring product rights, raising capital, establishing facilities, conducting clinical trials, and establishing commercial operations to develop and commercialize our testing and analytics products, primarily the PreTRM test. We are discovering and developing additional biomarker and predictive analytics tests to predict other specific major conditions of pregnancy. We believe these tests have the potential to offer significant health benefits to women and their babies.

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

We have incurred significant operating losses since inception. Our net losses were $8.4 million and $8.2 million for the three months ended March 31, 2026 and 2025, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for personnel in executive, finance, information technology, human resources, and other administrative functions. Other significant costs include facilities, corporate and intellectual property legal fees, accounting, insurance, consulting, and other professional fees. We expect general and administrative expenses to decrease in 2026 compared to 2025 as we seek cost efficiencies in these areas to preserve capital to support PreTRM commercial opportunities and other strategic initiatives.

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

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change
	(in thousands)
	(unaudited)
Revenue	$14	$38	$(24)
Operating expenses:
Cost of revenue	42	40	2
Research and development	3,030	3,334	(304)
Selling and marketing	2,012	1,470	542
General and administrative	4,290	4,444	(154)
Total operating expenses	9,374	9,288	86
Loss from operations	(9,360)	(9,250)	(110)
Interest expense	(2)	(4)	2
Other income, net	963	1,067	(104)
Net loss	$(8,399)	$(8,187)	$(212)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change
	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$740	$775	$(35)
Research and bioinformatics	1,629	1,785	(156)
Laboratory operations	661	774	(113)
Total research and development expenses	$3,030	$3,334	$(304)

The $0.3 million decrease in total research and development expenses was primarily due to a $0.2 million decrease in research and bioinformatics costs and a $0.1 million decrease in laboratory operations costs. The $0.2 million decrease in research and bioinformatics costs was primarily due to a $0.1 million decrease in consulting costs and a $0.1 million decrease in stock-based compensation expense. The $0.1 million decrease in laboratory operations costs was primarily due to a $0.1 million decrease in depreciation expense.

Selling and Marketing Expenses

The $0.5 million increase was due primarily to increases of $0.4 million in personnel costs as we continued strategically hiring in our commercial organization and $0.1 million in marketing materials.

General and Administrative Expenses

The $0.2 million decrease was due primarily to a decrease of $0.4 million in stock-based compensation expense, partially offset by a $0.2 million increase in professional and legal fees.

Other Income, Net

The $0.1 million decrease in other income, net, was due to a $0.1 million decrease in investment income related primarily to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, the sale and issuance of Class A common stock in our IPO, which was completed in July 2021, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. As of March 31, 2026, we had aggregate cash, cash equivalents, and available-for-sale securities of $86.8 million, and an accumulated deficit of $320.1 million.

In August 2024, we filed a universal shelf registration on Form S-3 with the SEC, pursuant to which we registered for sale up to $100.0 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2024 Form S-3. This registration statement will remain in effect for up to three years from the date it became effective. We make no assurances as to the continued effectiveness of the 2024 Form S-3.

On February 12, 2025, we completed the February 2025 Offering in which we issued and sold shares of our Class A common stock and pre-funded warrants to purchase shares of our Class A common stock resulting in approximately $53.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses.

On March 18, 2026, we entered into an at-the-market, or ATM, sales agreement, or the 2026 ATM Sales Agreement, with William Blair & Company, L.L.C., or William Blair, and terminated our existing 2024 sales agreement. This 2026 ATM Sales Agreement utilizes the available capacity under our existing Form S-3 shelf registration statement filed in August 2024 and is the subject of a prospectus supplement dated March 18, 2026. We are not obligated to make any sales of Class A common stock under the 2026 ATM Sales Agreement but may make sales under the ATM program at our discretion based on market conditions. No sales occurred under our prior ATM sales program. Under the 2026 ATM Sales Agreement, we may offer and sell, from time to time at our sole discretion, shares of our Class A common stock, having an aggregate offering price of up to $40.0 million through William Blair, as sales agent.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(8,774)	$(7,553)
Investing activities	8,985	(44,802)
Financing activities	20	53,542
Net increase in cash and cash equivalents	$231	$1,187

Operating Activities

The net cash used in operating activities during the three months ended March 31, 2026 was primarily due to a net loss of $8.4 million and a decrease in operating assets and liabilities of $1.5 million, partially offset by an increase in non-cash charges of $1.1 million. The net cash used in operating activities during the three months ended March 31, 2025 was primarily due to a net loss of $8.2 million and a decrease in operating assets and liabilities of $1.2 million, partially offset by an increase in non-cash charges of $1.9 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was primarily due to $10.0 million in proceeds from maturities and sales of marketable securities, partially offset by $1.0 million in purchases of marketable securities. Net cash used in investing activities for the three months ended March 31, 2025 was primarily due to $56.6 million in purchases of marketable securities, partially offset by $11.8 million in proceeds from maturities and sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was primarily due to $22 thousand in proceeds from employee equity transactions. Net cash provided by financing activities for the three months ended March 31, 2025 was primarily due to $53.6 million in net proceeds from the February 2025 Offering, partially offset by $0.1 million of finance lease principal payments.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments for the year ended December 31, 2025, are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 18, 2026, or the Annual Report. No material changes have occurred during the three months ended March 31, 2026.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no significant changes in the application of our critical accounting policies, significant judgments, and use of estimates during the three months ended March 31, 2026.

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

Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities, municipal debt securities, and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.5 million in the market value of our available-for-sale debt securities as of March 31, 2026. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not intend to sell investments while they are in an unrealized loss position and do not believe we will be required to sell the investments before recovery, which may be maturity.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
If our strategic prioritization fails to achieve some or all of the expected benefits therefrom, our cash resources may not last as long as estimated and our business, results of operations, and financial condition could be materially and adversely affected.
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

We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans, the sale and issuance of Class A common stock in our IPO, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. Our net loss for the three months ended March 31, 2026 and 2025 was $8.4 million and $8.2 million, respectively. As of March 31, 2026, we had an accumulated deficit of $320.1 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop and commercialize new products and services.

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

If our strategic prioritization fails to achieve some or all of the expected benefits therefrom, our cash resources may not last as long as estimated and our business, results of operations, and financial condition could be materially and adversely affected.

There can be no assurance that our strategic prioritization will achieve the cost savings, operating efficiencies, or other benefits that we may initially expect. These activities may also result in a loss of continuity, loss of accumulated knowledge, and inefficiency during transitional periods and thereafter. In addition, internal realignment can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Further, our strategic prioritization may result in unexpected expenses or liabilities and/or write-offs.

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

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. In March 2023, following the failures of Silicon Valley Bank and Signature Bank, the U.S. Department of Treasury, FDIC and Federal Reserve Board announced the Bank Term Funding Program, or BTFP, to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. The BTFP ceased making new loans in March 2024. While the Federal Reserve’s discount window remains available to eligible depository institutions, there can be no assurance that available liquidity facilities will be sufficient to address widespread demands for customer withdrawals or other liquidity needs of financial institutions. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will take similar emergency measures or provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

The implementation of Medicare rates pursuant to PAMA has negatively impacted overall pricing and reimbursement for many clinical laboratory testing services and may do so in the future. Since January 1, 2018, the Medicare payment rate for such tests is equal to the weighted median private payer rate reported to CMS, which for many tests is lower than the previous CLFS payment rates due to the often-lower negotiated commercial insurer rates applicable to large commercial laboratories that were required to report data to CMS. Likewise, because commercial insurers often base their pricing for laboratory testing on a percentage of the price set on the CLFS, PAMA has in turn affected rates paid by commercial insurers. Legislative proposals to reform PAMA, known as the RESULTS Act of 2025 (H.R. 5269), have been introduced in Congress and, if passed, would result in permanent changes to PAMA’s rate-setting process.

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

The Federal Trade Commission, or FTC, and/or state enforcement or regulatory agencies (including but not limited to the offices of state attorneys general) may object to the materials and methods we use to promote our current tests or other LDTs we may develop in the future, including with respect to the product claims in our promotional materials, as well as our testing services and nonmedical products such as our LikeMineTM webapp, and may initiate enforcement actions against us. Enforcement actions by the FTC or comparable state consumer protection agencies may include, among others, injunctions, civil penalties, and equitable monetary relief. The FTC has become more active in its scrutiny of health claims used in advertising goods and services, including through its publication of a sweeping “health products compliance guidance” document in December 2022.

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

Similarly, the European Union’s Artificial Intelligence Act, or the AI Act, the world’s first comprehensive law regulating the development and use of artificial intelligence, was entered into force on August 1, 2024, and, with some exceptions, will become fully effective from August 2, 2026. The AI Act regulates artificial intelligence systems based on risk level, has extraterritorial reach in certain circumstances, and imposes obligations on providers, manufacturers, importers, distributors, and deployers of artificial intelligence systems. The AI Act also prohibits certain uses of artificial intelligence. Likewise, in the United States, several states have passed laws that will take effect in 2026 to regulate various uses of artificial intelligence, including to make consequential decisions, and legislation specific to use of artificial intelligence in health care. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use artificial intelligence systems governed by these rapidly developing laws or regulations, we may need to meet higher standards of data quality, transparency, monitoring, and human oversight, and we may need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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
•
HIPAA, as amended by HITECH, and its respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered health care providers, health plans, and health care clearinghouses as well as their respective business associates. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. There are additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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

The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

As a public company, we are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected. While our principal executive and principal financial officers have concluded that we had effective disclosure controls and procedures as of March 31, 2026, we cannot provide assurance that we will not have lapses in our disclosure controls and procedures in the future, which could result in our failure to provide accurate and timely disclosure to our investors.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management are required to assess the effectiveness of these controls annually. However, as long as we are an EGC and a smaller reporting company with revenues under $100 million, our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of SOX. We could be an EGC until December 31, 2026, and a smaller reporting company with revenues under $100 million beyond December 31, 2026. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Strategic Prioritization

As part of our transition from a clinical-stage company to a commercial organization, we recently completed a comprehensive business review to reallocate investment from research and development toward our reimbursement-focused commercialization of PreTRM and to right size our operating expenses. As a result, on May 6, 2026, we adopted operational changes to concentrate resources on the continued, disciplined commercialization of the PreTRM test by prioritizing resources toward payer engagement, market access, and clinical adoption, while reducing operating expenses in areas that are non-core to these commercialization activities. As part of these changes, we reduced our workforce by 14 full-time employees, or approximately 18% of our workforce. These reductions included Paul Kearney, Chief Data Officer, and Robert Harrison, Chief Information Officer, whose responsibilities will transition to our Director of IT and other functions within the organization. We estimate we will incur approximately $1.3 million in costs related to severance pay and other termination benefits, the majority of which will be incurred in the second and third quarters of 2026. As part of this strategic prioritization, we have initiated additional ongoing cost savings from other personnel-related expenses and pipeline alignment. As a result, we anticipate meaningful cost savings of approximately $9.6 million in 2027, with decreased cash expenses of approximately 35% and 25% in research and development and general and administrative costs, respectively, to enable continued prudent investment in commercial activity. With this new cost structure, we expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through 2029.

Separation with Paul Kearney as Chief Data Officer

Effective as of July 1, 2026 (the “Effective Date”), Paul Kearney will separate from Sera as our Chief Data Officer pursuant to the strategic prioritization. As a condition to Sera providing Dr. Kearney the severance benefits specified in his amended and restated executive employment agreement, dated March 13, 2026, the parties are expected to enter into a separation agreement including the required release and waiver. These severance benefits are as follows: (1) severance as a continuation of payments in an amount equal to Dr. Kearney’s current annual base salary for a nine-month period, which will total $333,617, less all required taxes and employment-related deductions, payable as continued salary in accordance with our regular payroll dates following the revocation period, (2) continued health insurance coverage for nine months, and (3) with respect to equity awards granted prior to January 1, 2026, 37.5% of the outstanding unvested shares of such awards will vest upon his separation.

Insider Trading Arrangements and Policies:

During the quarter ended March 31, 2026, none of our executive officers (as defined in Section 16 of the Exchange Act) and directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K. Certain of our Section 16 officers may participate in our 2021 ESPP that has been designed to comply with Rule 10b5-1(c).

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
10.1+

Amended and Restated Employment Agreement by and between the Registrant and John J. Boniface, dated March 13, 2026 (incorporated by reference to Exhibit 10.11.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 18, 2026).

10.2+

Amended and Restated Employment Agreement by and between the Registrant and Benjamin Jackson, dated March 13, 2026 (incorporated by reference to Exhibit 10.12.4 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 18, 2026).

10.3+

Amended and Restated Employment Agreement by and between the Registrant and Paul Kearney, dated March 13, 2026 (incorporated by reference to Exhibit 10.13.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 18, 2026).

10.4+

Amended and Restated Employment Agreement by and between the Registrant and Robert Gardner Harrison, dated March 17, 2026 (incorporated by reference to Exhibit 10.14.4 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 18, 2026).

10.5+

Amended and Restated Employment Agreement by and between the Registrant and Evguenia (Zhenya) Lindgardt, dated March 16, 2026 (incorporated by reference to Exhibit 10.15.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 18, 2026).

10.6+

Amended and Restated Employment Agreement by and between the Registrant and Austin Aerts, dated March 16, 2026 (incorporated by reference to Exhibit 10.16.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 18, 2026).

10.7+

Amended and Restated Employment Agreement by and between the Registrant and Lee Anderson, dated March 14, 2026 (incorporated by reference to Exhibit 10.17.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 18, 2026).

10.8+

Amended and Restated Employment Agreement by and between the Registrant and Tiffany Inglis, M.D., dated March 16, 2026 (incorporated by reference to Exhibit 10.18.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 18, 2026).

10.9

Sales Agreement, dated March 18, 2026, by and between Sera Prognostics, Inc. and William Blair & Company, L.L.C. (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K (File No. 001-40606) filed with the SEC on March 18, 2026).

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

+ Denotes management compensation plan or contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERA PROGNOSTICS, INC.

Date: May 6, 2026	/s/ Zhenya Lindgardt
Zhenya Lindgardt
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026	/s/ Austin Aerts
Austin Aerts
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)