Form 10-Q
period 2026-06-30
SERA PROGNOSTICS, INC.
filed 2026-08-12
CIK 1534969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 38,481,707 and 967,759 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SERA PROGNOSTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$4,398	$3,944
Marketable securities	42,047	35,257
Accounts receivable	10	12
Prepaid expenses and other current assets	1,679	1,557
Total current assets	48,134	40,770
Property and equipment, net	1,422	1,149
Long-term marketable securities	33,813	56,579
Intangible assets, net	888	910
Other assets	2,480	2,525
Total assets	$86,737	$101,933
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,190	$862
Accrued and other current liabilities	2,870	3,009
Finance lease obligation, current portion	—	2
Deferred revenue	20,296	20,315
Total current liabilities	24,356	24,188
Operating lease obligation, net of current portion	3,001	2,337
Total liabilities	27,357	26,525
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 38,470,210 and 37,976,764 Class A shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; 1,500,000 Class B shares authorized; 967,759 Class B shares issued and outstanding as of June 30, 2026 and December 31, 2025.	4	4
Additional paid-in capital	388,684	386,864
Accumulated other comprehensive (loss) income	(48)	262
Accumulated deficit	(329,260)	(311,722)
Total stockholders' equity	59,380	75,408
Total liabilities and stockholders' equity	$86,737	$101,933

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$30	$17	$44	$55
Operating expenses:
Cost of revenue	50	41	92	81
Research and development	3,493	3,337	6,523	6,671
Selling and marketing	2,243	1,821	4,255	3,291
General and administrative	4,248	4,138	8,538	8,582
Total operating expenses	10,034	9,337	19,408	18,625
Loss from operations	(10,004)	(9,320)	(19,364)	(18,570)
Interest expense	(2)	(2)	(4)	(6)
Other income, net	867	1,276	1,830	2,343
Net loss	$(9,139)	$(8,046)	$(17,538)	$(16,233)
Net loss per share, basic and diluted	$(0.18)	$(0.16)	$(0.35)	$(0.36)
Weighted-average shares outstanding, basic and diluted	50,476,874	49,066,398	50,368,464	45,536,846
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities, net of tax	$(64)	$69	$(310)	$85
Total other comprehensive (loss) income	(64)	69	(310)	85
Comprehensive loss	$(9,203)	$(7,977)	$(17,848)	$(16,148)

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	38,944,523	$4	$386,864	$262	$(311,722)	$75,408
Issuance of common stock upon exercise of stock options	12,016	—	22	—	—	22
Issuance of restricted stock units	187,309	—	—	—	—	—
Stock-based compensation expense	—	—	835	—	—	835
Other comprehensive loss	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	(8,399)	(8,399)
Balance as of March 31, 2026	39,143,848	4	387,721	16	(320,121)	67,620
Issuance of common stock upon exercise of stock options	24,571	—	41	—	—	41
Issuance of restricted stock units	215,742	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	53,808	—	99	—	—	99
Stock-based compensation expense	—	—	823	—	—	823
Other comprehensive loss	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	(9,139)	(9,139)
Balance as of June 30, 2026	39,437,969	$4	$388,684	$(48)	$(329,260)	$59,380

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	34,174,668	$3	$327,534	$60	$(279,794)	$47,803
Issuance of common stock upon exercise of stock options	45,949	—	47	—	—	47
Issuance of restricted stock units	318,154	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $3.9 million	3,125,000	1	53,610	—	—	53,611
Stock-based compensation expense	—	—	1,493	—	—	1,493
Other comprehensive income	—	—	—	16	—	16
Net loss	—	—	—	—	(8,187)	(8,187)
Balance as of March 31, 2025	37,663,771	4	382,684	76	(287,981)	94,783
Issuance of common stock upon exercise of stock options	519	—	1	—	—	1
Issuance of restricted stock units	305,220	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	56,644	—	75	—	—	75
Stock-based compensation expense	—	—	1,344	—	—	1,344
Other comprehensive income	—	—	—	69	—	69
Net loss	—	—	—	—	(8,046)	(8,046)
Balance as of June 30, 2025	38,026,154	$4	$384,104	$145	$(296,027)	$88,226

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(17,538)	$(16,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	384	453
Stock-based compensation	1,658	2,837
Non-cash lease expense	125	301
Non-cash investment income, net	230	39
Other	(18)	(5)
Changes in operating assets and liabilities:
Accounts receivable	2	17
Other receivables	—	19
Prepaid expenses and other assets	(821)	603
Accounts payable	741	(967)
Accrued and other current liabilities	171	(87)
Deferred revenue	(19)	(3)
Net cash used in operating activities	(15,085)	(13,026)
Cash flows from investing activities
Purchases of marketable securities	(11,671)	(71,863)
Proceeds from maturities and sales of marketable securities	27,110	32,586
Purchases of property and equipment	(24)	(284)
Purchase of intangible assets	(36)	—
Net cash provided by (used in) investing activities	15,379	(39,561)
Cash flows from financing activities
Proceeds from public offering of common stock, net of issuance costs	—	53,610
Proceeds from exercise of stock options	63	48
Proceeds from employee stock purchase plan	99	75
Finance lease principal payments	(2)	(173)
Net cash provided by financing activities	160	53,560
Net increase in cash and cash equivalents	454	973
Cash and cash equivalents at beginning of period	3,944	4,043
Cash and cash equivalents at end of period	$4,398	$5,016
Supplemental disclosure of cash flow information
Cash paid for interest	$3	$6
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$50	$76

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2025, has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or any other period.

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

The Company’s financial statements as of and for the three and six months ended June 30, 2026 reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of fluctuations in inflation and interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

3. Cash, Cash Equivalents and Marketable Securities

The Company’s cash and cash equivalents as of June 30, 2026 and December 31, 2025, were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents:
Cash	$1,547	$1,816
Money market funds	853	2,128
Commercial paper	1,998	—
Total cash and cash equivalents	$4,398	$3,944

The Company has classified its marketable securities as available-for-sale. The Company’s marketable securities by major security type as of June 30, 2026 and December 31, 2025, were as follows (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current marketable securities:
Commercial paper	$993	$—	$(1)	$992
Corporate debt securities	35,047	19	(7)	35,059
U.S. federal agency securities	2,961	—	(11)	2,950
Municipal debt securities	3,052	—	(6)	3,046
Total current marketable securities	42,053	19	(25)	42,047
Long-term marketable securities:
Corporate debt securities	31,324	9	(51)	31,282
Municipal debt securities	2,531	—	—	2,531
Total long-term marketable securities	33,855	9	(51)	33,813
Total marketable securities	$75,908	$28	$(76)	$75,860

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current marketable securities:
Commercial paper	$975	$—	$—	$975
Corporate debt securities	31,128	83	—	31,211
Municipal debt securities	3,070	1	—	3,071
Total current marketable securities	35,173	84	—	35,257
Long-term marketable securities:
Corporate debt securities	44,926	160	(8)	45,078
Municipal debt securities	5,607	24	—	5,631
U.S. federal agency securities	5,868	2	—	5,870
Total long-term marketable securities	56,401	186	(8)	56,579
Total marketable securities	$91,574	$270	$(8)	$91,836

The following tables summarize the Company’s available-for-sale debt securities with unrealized losses as of June 30, 2026 and December 31, 2025, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2026
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$992	$(1)	$—	$—	$992	$(1)
Corporate debt securities	34,513	(58)	—	—	34,513	(58)
U.S. federal agency securities	—	—	2,950	(11)	2,950	(11)
Municipal debt securities	3,046	(6)	—	—	3,046	(6)
Total	$38,551	$(65)	$2,950	$(11)	$41,501	$(76)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	13,362	(8)	—	—	13,362	(8)
Total	$13,362	$(8)	$—	$—	$13,362	$(8)

As of June 30, 2026 and December 31, 2025, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than three years.

During the six months ended June 30, 2026, no available-for-sale securities were sold prior to maturity. During the six months ended June 30, 2025, the Company received approximately $2.5 million in proceeds from the sale of an available-for-sale security prior to maturity. There was an immaterial amount of gain realized on the sale.

The Company’s marketable securities classified by contractual maturities as of June 30, 2026, were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$42,053	$42,047
Due after one year through five years	33,855	33,813
Total	$75,908	$75,860

4. Property and Equipment

The following table presents the components of property and equipment, net, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Laboratory equipment	$5,590	$5,734
Computer equipment	1,301	1,390
Leasehold improvements	1,297	772
Software	1,452	1,452
Furniture and fixtures	335	320
Total property and equipment	9,975	9,668
Less accumulated depreciation and amortization	(8,553)	(8,519)
Property and equipment, net	$1,422	$1,149

Depreciation and amortization expense was $0.2 million for each of the three months ended June 30, 2026 and 2025. Depreciation and amortization expense was $0.3 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

5. Intangible Assets, Net

The following table summarizes intangible assets, net as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Domain names	$733	$—	$733	$697	$—	$697
Definite-lived intangible assets:
Software developed for sale	348	(193)	155	348	(135)	213
Total intangible assets	$1,081	$(193)	$888	$1,045	$(135)	$910

The Company’s software developed for sale was placed in service in November 2024 and is being amortized on a straight-line basis over a three-year useful life. Amortization expense was $29 thousand for each of the three months ended June 30, 2026 and 2025 and $58 thousand for each of the six months ended June 30, 2026 and 2025, and is recorded in cost of revenue.

6. Accrued and Other Current Liabilities

The following table presents the components of accrued and other current liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Accrued compensation	$1,817	$2,088
Accrued vacation	457	476
Accrued legal expenses	128	125
Other current liabilities	468	320
Total accrued and other current liabilities	$2,870	$3,009

Restructuring Activities

As part of its transition from a clinical-stage company to a commercial organization, the Company recently completed a comprehensive business review to reallocate a portion of its capital investment from research and development and general and administrative expenses toward its reimbursement-focused commercialization of PreTRM and to right size its operating expenses. As a result, on May 6, 2026, the Company announced a restructuring and workforce reduction of 14 full-time employees, or approximately 18% of its workforce, which took place during the second quarter. The Company estimates it will incur approximately $1.3 million in costs related to severance pay and other termination benefits, the majority of which will be paid in 2026.

The severance pay and other termination benefits associated with this restructuring were determined to be a one-time benefit arrangement. As such, the entire $1.3 million in estimated costs was recorded in the statements of operations when the one-time benefit arrangement was effected in May 2026. During the three and six months ended June 30, 2026, the Company paid approximately $0.4 million in severance and other termination benefits, and currently expects to pay the majority of the approximately $0.9 million remaining severance and other termination benefits included in the accrued compensation line above in 2026.

The following table presents the impact of this restructuring in the statements of operations for the periods indicated (in thousands):

Three and Six Months Ended
June 30, 2026
Research and development	$616
Selling and marketing	77
General and administrative	594
Total restructuring costs	$1,287

7. Other Income, Net

The following table presents the components of other income, net, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income	$820	$1,194	$1,757	$2,115
Investment income, net	47	82	73	228
Other income, net	$867	$1,276	$1,830	$2,343

8. Fair Value Measurements

As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.

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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of June 30, 2026:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$853	$—	$—
Commercial paper	—	1,998	—
Marketable securities:
Commercial paper	—	992	—
Corporate debt securities	—	66,341	—
Municipal debt securities	—	5,577	—
U.S. federal agency securities	—	2,950	—
Total assets	$853	$77,858	$—

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

9. Related Party Transactions

Commercial Collaboration Agreement

In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $4 thousand and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $43 thousand and $0.4 million for the six months ended June 30, 2026 and 2025, respectively, which were recorded in research and development expenses in the Company’s condensed statements of operations and comprehensive loss. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. In December 2023, enrollment in the PRIME study was stopped due to efficacy, and as such, there was no revenue recognized related to this agreement for the three and six months ended June 30, 2026 and 2025.

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

The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three and six months ended June 30, 2026 and 2025.

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

On February 12, 2025, the Company completed an underwritten public offering (the “February 2025 Offering”) in which the Company issued and sold 1,250,000 shares of the Company’s Class A common stock at a price of $4.00 per share (the “Firm Shares”) and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 11,250,000 shares of the Company’s Class A common stock at an offering price of $3.9999 per Pre-Funded Warrant, which represents the per share offering price for the Firm Shares less the $0.0001 per share exercise price for each Pre-Funded Warrant. These Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. The gross proceeds to the Company from the February 2025 Offering were $50.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds to the Company from the February 2025 Offering were approximately $46.6 million, after deducting underwriting commissions of $3.0 million and offering expenses of $0.4 million. The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to the Company.

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

On March 18, 2026, the Company entered into an at-the-market (“ATM”) sales agreement (the “2026 ATM Sales Agreement”) with William Blair & Company, L.L.C. (“William Blair”) and terminated the Company’s 2024 sales agreement. The Company may make sales under the 2026 ATM Sales Agreement pursuant to the Company’s existing Form S-3 shelf registration statement filed in August 2024 and the prospectus supplement dated March 18, 2026. The Company is not obligated to make any sales of Class A common stock under the 2026 ATM Sales Agreement but may make sales under the ATM program at its discretion based on market conditions. No sales occurred under the Company’s prior ATM sales program. Under the 2026 ATM Sales Agreement, the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, having an aggregate offering price of up to $40.0 million through William Blair, as sales agent. The Company did not sell any shares of its Class A common stock pursuant to the 2026 ATM Sales Agreement during the six months ended June 30, 2026.

The following shares of Class A common stock were reserved for future issuance:

	June 30,	December 31,
	2026	2025
Warrants to purchase Class A common stock	13,896,247	13,896,247
Options to purchase Class A common stock	7,089,300	6,524,279
Restricted stock units outstanding	2,195,803	1,470,876
Class A common stock available for future grants under the 2021 Equity Incentive Plan	1,370,636	1,581,152
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	1,641,250	1,315,291
Total	26,193,236	24,787,845

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

The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors, and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over either a two-year or a four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of June 30, 2026, there were 1,370,636 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of June 30, 2026, there were 1,641,250 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options

Unless otherwise noted, references to “options” in the subsequent disclosures, refer to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding – December 31, 2025	6,524,279	$3.88	5.8	$3,353
Granted	663,232	1.99
Expired	(721)	1.62
Cancelled	(60,903)	4.25
Exercised	(36,587)	1.73
Outstanding – June 30, 2026	7,089,300	$3.71	5.8	$458
Vested and expected to vest at June 30, 2026	6,855,824	$3.75	5.6	$458
Vested and exercisable at June 30, 2026	5,910,099	$3.90	5.1	$458

RSUs

The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding – December 31, 2025	1,470,876	$3.27
Granted	1,429,163	1.96
Forfeited	(301,185)	2.86
Vested	(403,051)	2.73
Outstanding – June 30, 2026	2,195,803	$2.57

Stock-Based Compensation Expense

The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development expense	$259	$453	$527	$909
Selling and marketing expense	66	67	137	166
General and administrative expense	498	824	994	1,762
Total employee stock-based compensation	$823	$1,344	$1,658	$2,837

The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of June 30, 2026, was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$1,652	3.0
RSUs	4,258	2.8
Total unrecognized stock-based compensation expense	$5,910

12. Warrants

All outstanding common stock warrants were exercisable immediately when granted and are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	June 30, 2026	December 31, 2025
$0.0001	11,250,000	11,250,000
9.03	969,275	969,275
10.84	946,666	946,666
12.38	8,083	8,083
20.77	722,223	722,223
	13,896,247	13,896,247

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

Lease Financial Information

The following table shows right-of-use assets and lease liabilities and the associated financial statement line items as of June 30, 2026 and December 31, 2025 (in thousands):

		June 30,	December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2026	2025
Right-of-use assets:
Operating leases	Other assets	$2,306	$2,402
Finance leases	Property and equipment, net	229	385
Total right-of-use assets		$2,535	$2,787

Lease liabilities:
Operating leases	Operating lease obligation, net of current portion	3,001	2,337
Finance leases	Finance lease obligation, current portion	—	2
Total lease liabilities		$3,001	$2,339

Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$77	$78	$155	$157
Interest on lease liabilities	—	1	—	3
Operating lease cost	117	159	235	318
Total lease cost	$194	$238	$390	$478

Other information
Finance leases:
Operating cash outflows	$—	$1	$—	$3
Financing cash outflows	$—	$58	$2	$173
Weighted-average remaining lease term (in years)	—	0.2	—	0.2
Weighted-average discount rate	0.0%	8.0%	0.0%	8.0%
Operating leases:
Operating cash outflows	$—	$166	$—	$333
Right-of-use assets obtained in exchange for lease liabilities	$12	$—	$29	$—
Weighted-average remaining lease term (in years)	8.0	0.5	8.0	0.5
Weighted-average discount rate	8.8%	7.5%	8.8%	7.5%

Future minimum lease payments for the Company’s leases as of June 30, 2026, were as follows (in thousands):

Operating Leases
2026	$280
2027	576
2028	594
2029	611
2030	630
Thereafter	2,359
Total minimum lease payments	5,050
Less: imputed interest	(1,453)
Less: remaining lease incentives	(596)
Present value of future lease payments	3,001
Less: current portion	—
Long-term portion	$3,001

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2026 and December 31, 2025. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Diluted net loss per share is calculated by dividing the net loss by the sum of the shares used to calculate basic net loss per share plus potential dilutive securities outstanding during the period. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For each of the three and six months ended June 30, 2026 and 2025, the Company reported net losses and as such, basic and diluted net loss per share are the same.

As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three and six months ended June 30, 2026 and 2025.

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	June 30,
	2026	2025
Warrants to purchase Class A common stock	2,646,247	2,646,247
Options to purchase Class A common stock	7,089,300	6,778,649
Restricted stock units outstanding	2,195,803	1,895,616
Total	11,931,350	11,320,512

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

The following table presents segment information for revenue, significant segment expenses, and net loss, as regularly provided to the CODM, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$30	$17	$44	$55
Less:
Cost of revenue	50	41	92	81
Payroll related expenses	5,487	3,992	10,085	7,892
Consulting and professional fees	1,641	2,042	3,564	3,875
Stock-based compensation expense	823	1,344	1,658	2,837
Equipment, lab supplies, and facility expenses	354	434	667	803
Clinical studies and outside processing	154	430	276	717
Depreciation and amortization(1)	162	208	326	395
Other segment items(2)	1,363	846	2,740	2,025
Loss from operations	(10,004)	(9,320)	(19,364)	(18,570)
Interest expense	(2)	(2)	(4)	(6)
Other income, net	867	1,276	1,830	2,343
Net loss	$(9,139)	$(8,046)	$(17,538)	$(16,233)

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

Preterm birth is a major health risk that strains the U.S. health care system both clinically and economically. The 2025 March of Dimes Report Card shows that, for the fourth consecutive year, the United States earned a D+ grade for preterm birth, marking the longest stretch of the lowest grade in Report Card history. Preterm birth causes numerous medical issues requiring more time spent in the hospital, increases in pediatric care and can cause lifelong health complications, and is estimated to contribute to approximately 34% of newborn deaths. Critically, identifying patients at higher risk of preterm birth is a clinical challenge where traditional screening methods fail to identify 81% of spontaneous singleton preterm births, and at least 50% of pregnant women who deliver prematurely had no known risk factors, limiting the opportunity to receive any personalized treatments or interventions that could potentially improve this outcome. According to the American College of Obstetricians and Gynecologists, or ACOG, an “effective treatment to reduce preterm birth should be available, and the screening program should be feasible, cost effective, and accessible to all patients.”

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

In January 2026, we announced the publication of the PRIME study in the Pregnancy Journal, a peer-reviewed open access journal, and official journal of the Society for Maternal-Fetal Medicine, or SMFM. Key findings from the PRIME study include a 20% reduction in babies admitted to the Neonatal Intensive Care Unit, or NICU, a 20% reduction in neonatal morbidity and mortality, assessed by a composite index, a 56% reduction in babies born before 32 weeks, and a 32% reduction in babies born before 35 weeks. In addition, the PRIME study showed that the number of patients needed to screen to save a NICU day, or NNS, was 4.2, and to save a NICU admission was 38.5. The findings of the PRIME study are consistent with those from the AVERT PRETERM TRIAL, which was published in July 2024 in Diagnostics, an international, peer-reviewed, open access journal on medical diagnosis. Diagnostics highlighted this study on the cover of the July issue. Notable results from this study indicated an 18% reduction in severe neonatal morbidity and mortality. Additionally, there was a 7-day reduction in the mean neonatal hospital length of stay among neonates with the longest stays. The trial also showed an increase in the average gestational age at birth before 32 weeks by 2.48 weeks. Furthermore, there was a 28-day reduction in the neonatal length of hospital stay for babies born before 32 weeks’ gestation, significantly reducing the time spent in the hospital for those at risk of the earliest delivery. Significant reductions in neonatal morbidity and mortality were also reported, as well as hospital and NICU lengths of stay, in the entire intent-to-treat population. The test-and-treat strategy was linked to decreased odds of preterm birth and spontaneous preterm birth at various gestational ages.

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

We are currently processing publication manuscripts of additional PRIME data, including exploratory analyses and economic benefits, to be submitted in the coming months. For example, in July 2026, a subgroup analysis of the PRIME randomized controlled trial was published in The Journal of Maternal-Fetal & Neonatal Medicine. The analysis demonstrated the benefit afforded by PreTRM test risk assessment in the nulliparous (i.e., first-time mothers) subgroup of PRIME. This group of pregnant women are at increased risk of premature delivery and also lack prior obstetric history, further limiting traditional preterm birth risk stratification (i.e., a history of premature delivery), and this analysis demonstrates that the PreTRM test is particularly valuable for nulliparous mothers. Neonatal benefits to this subgroup were even more favorable than the already strong impact observed in the overall study population. Screen-guided care reduced NICU admissions by 22% compared with routine care, reduced severe composite neonatal morbidity by 30%, and achieved an NNS of 28 to prevent one NICU admission. These findings support the clinical utility of PreTRM test-guided care for identifying and improving outcomes among first-time mothers, who could particularly benefit from improved risk screening tools.

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

In order to preserve capital for a time when our commercial opportunity is strongest, we have been operating under a streamlined commercial model for much of the past few years. With our portfolio of clinical evidence broadening through peer-reviewed publications, we began expanding our commercial team in the second quarter of 2025, beginning with the hiring of an experienced Chief Commercial Officer with a history of success in the diagnostics space, field sales representatives in strategic geographies, and a Chief Medical Officer with extensive experience as a practicing OBGYN and clinical leadership expertise at one of the nation’s largest payers. Our commercial philosophy remains focused on a few geographies where we anticipate synergistic commercial momentum such as Medicaid pilots, local key opinion leader support, early adopter institutions, PRIME Study site locations, and other opportunities which we believe could combine to drive clinical utilization of the PreTRM test in that region. We expect that it may take time for each new sales representative to begin seeing significant density of adoption of this novel diagnostic test within their territory and to provide a favorable return on our commercial investment in such territories. Once we have proven this model is effective, we intend to add new geographies, further expand our commercial headcount, and increase sales and marketing investments to achieve meaningful PreTRM test adoption at scale.

As part of our transition from a clinical-stage company to a commercial organization, we recently completed a comprehensive business review to reallocate a portion of our capital investment from research and development and general and administrative expenses toward our reimbursement-focused commercialization of PreTRM and to right size our operating expenses. As a result, on May 6, 2026, we adopted operational changes to concentrate resources on the continued, disciplined commercialization of the PreTRM test by prioritizing resources toward payer engagement, market access, and clinical adoption, while reducing operating expenses in areas that are non-core to these commercialization activities. As part of these changes, we reduced our workforce by 14 full-time employees, or approximately 18% of our workforce. These reductions included Paul Kearney, Chief Data Officer, and Robert Harrison, Chief Information Officer, whose responsibilities will transition to our Director of IT and other functions within the organization. We estimate we will incur approximately $1.3 million in costs related to severance pay and other termination benefits, the majority of which will be incurred in the second and third quarters of 2026. As part of this strategic prioritization, we have initiated additional ongoing cost savings from other personnel-related expenses and pipeline alignment. As a result, we anticipate meaningful cost savings in 2027, with decreased cash expenses of approximately 35% and 25% in research and development and general and administrative costs, respectively, to enable continued prudent investment in commercial activity. With this new cost structure, we expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through 2029. We will continue to evaluate the allocation of our resources as we focus our efforts on accelerating the market adoption of our PreTRM test.

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

We have incurred significant operating losses since inception. Our net losses were $9.1 million and $8.0 million for the three months ended June 30, 2026 and 2025, respectively, and $17.5 million and $16.2 million for the six months ended June 30, 2026 and 2025, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.

We continue to pursue contracts with private and governmental payers and health systems using positive data from the PREVENT-PTB study, the AVERT PRETERM TRIAL, and the PRIME study, along with real-world evidence studies and other data we plan to generate, and we believe these efforts may eventually result in material revenues. However, if we are unable to secure payer contracts and generate significant market adoption by providers resulting in significant revenues, or if we fail to develop and successfully market our additional tests that generate additional revenues, we may be required to delay, scale back, or abandon some, or all, of our development programs and other operations. Until such time as we can generate significant revenue from the sales of our products, if ever, we may need to continue to finance our cash needs through equity offerings, debt financings, or other capital sources, potentially including collaborations or other similar arrangements. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends and may require the issuance of warrants. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may need to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may have to significantly delay, reduce, or eliminate some or all of our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to access capital on acceptable terms when needed, or at all, is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition, and results of operations.

Since March 31, 2026, Key Developments Affecting Our Business Include the Following:

•
Advanced Commercial Adoption Strategy with Fourth Partnership Program Launch: In August 2026, we launched fourth partnership program, expanding implementation of PreTRM Test-guided care through a state-based initiative with a national payer. We also exceeded our 2026 payer engagement objective, with active discussions now spanning more than 20 payer opportunities across over 20 states, and are increasingly focused on advancing implementation, reimbursement readiness, and adoption within priority markets.
•
Illinois Medicaid Coverage Mandate Expands Access to PreTRM Test: In June 2026, Illinois enacted legislation (Public Act 104-0470, Section 5-54) requiring Medicaid coverage and reimbursement for prescribed proteomic blood tests used to identify spontaneous preterm birth risk and associated interventions. In July, the Illinois Department of Healthcare and Family Services published a Provider Notice confirming the coverage of biomarker testing to include assessing risk of preterm birth in pregnant individuals. The Department also confirmed for providers that coverage applies to all Medicaid pregnancies in Illinois, representing approximately 50,000 annual Medicaid births.
•
Scientific Recognition Highlights New Clinical and Economic PRIME Data: Two abstracts from the PRIME randomized controlled trial were accepted for presentation at the SMFM Global Congress 2026, reflecting continued external validation of our growing clinical evidence base.
•
Oral Presentation: Subgroup analysis evaluating outcomes among first-time mothers (nulliparous pregnancies), selected as one of 63 oral presentations from more than 400 submissions.
•
Top-Ranked Poster Presentation: New health economic analysis assessing the clinical and economic impact of PreTRM test-guided care, recognized among the top five posters in its session.
•
Advanced European Regulatory and Commercial Readiness: European expert commentary published supporting the role of biomarker-based risk prediction and biology-driven prevention strategies in addressing preterm birth, the convening of a European Expert Advisory Board representing nine countries, and completion of additional ELISA-based assay performance testing strengthened our CE marking submission package, with pre-application activities expected to commence in the third quarter and submission to conclude in the fourth quarter of 2026.
•
Publication Demonstrates Clinical and Health Economic Value in First-Time Pregnancies: In July 2026, a PRIME study subgroup analysis was published in The Journal of Maternal-Fetal & Neonatal Medicine demonstrating that PreTRM test-guided care reduced NICU admissions by 22% among first-time mothers, including a two-fold reduction among newborns following spontaneous preterm birth, while reducing severe composite neonatal morbidity by 30%. The analysis also demonstrated strong screening efficiency, with only 28 first-time pregnancies needing to be screened and treated to prevent one NICU admission.
•
Strengthened Leadership Team and Board to Support Commercial Growth: Expanded commercial leadership capabilities in marketing and payer and government strategy and appointed healthcare diagnostics veteran Mark Capone to the Board of Directors, adding deep expertise in diagnostics commercialization, reimbursement, and scaling innovative healthcare businesses.

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

We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses will decrease in the second half of 2026 compared to the first half of 2026 as we begin shifting capital allocation toward commercialization activities. Research and development costs may increase in the long-term as we support additional clinical studies, publications, and other product development activities.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, facilities, and legal costs related to commercial efforts. We expect selling and marketing expenses will increase in the second half of 2026 compared to the first half of 2026 as we invest in additional commercialization activities for PreTRM following the publication of the PRIME study data and in response to potential coverage successes.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for personnel in executive, finance, information technology, human resources, and other administrative functions. Other significant costs include facilities, corporate and intellectual property legal fees, accounting, insurance, consulting, and other professional fees. We expect general and administrative expenses to decrease in the second half of 2026 compared to the first half of 2026 as we seek cost efficiencies in these areas to preserve capital to support PreTRM commercial opportunities and other strategic initiatives.

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

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change
	(in thousands)
	(unaudited)
Revenue	$30	$17	$13
Operating expenses:
Cost of revenue	50	41	9
Research and development	3,493	3,337	156
Selling and marketing	2,243	1,821	422
General and administrative	4,248	4,138	110
Total operating expenses	10,034	9,337	697
Loss from operations	(10,004)	(9,320)	(684)
Interest expense	(2)	(2)	0
Other income, net	867	1,276	(409)
Net loss	$(9,139)	$(8,046)	$(1,093)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change
	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$788	$701	$87
Research and bioinformatics	2,047	1,807	240
Laboratory operations	658	829	(171)
Total research and development expenses	$3,493	$3,337	$156

The $0.2 million increase in total research and development expenses was primarily due to a $0.2 million increase in research and bioinformatics costs and a $0.1 million increase in clinical study costs, partially offset by a $0.2 million decrease in laboratory operations costs. The $0.2 million increase in research and bioinformatics costs was primarily due to a $0.3 million increase in severance costs and a $0.1 million increase in personnel expense, partially offset by a $0.1 million decrease in consulting costs and a $0.1 million decrease in stock-based compensation expense. The $0.1 million increase in clinical study costs was primarily due to a $0.1 million increase in severance costs. The $0.2 million decrease in laboratory operations costs was primarily due to a $0.1 million decrease in depreciation expense and a $0.1 million decrease in personnel expense due to lower average headcount.

Selling and Marketing Expenses

The $0.4 million increase was due primarily to increases of $0.4 million in marketing materials and programs, $0.3 million in personnel costs as we continued strategically hiring in our commercial organization and $0.1 million in travel expenses. These increases were partially offset by a decrease of $0.4 million in consulting and professional services.

General and Administrative Expenses

The $0.1 million increase was due primarily to an increase of $0.4 million in severance costs, partially offset by a decrease of $0.3 million in stock-based compensation expense.

Other Income, Net

The $0.4 million decrease in other income, net, was due to a $0.4 million decrease in interest income related primarily to our marketable securities.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change
	(in thousands)
	(unaudited)
Revenue	$44	$55	$(11)
Operating expenses:
Cost of revenue	92	81	11
Research and development	6,523	6,671	(148)
Selling and marketing	4,255	3,291	964
General and administrative	8,538	8,582	(44)
Total operating expenses	19,408	18,625	783
Loss from operations	(19,364)	(18,570)	(794)
Interest expense	(4)	(6)	2
Other income, net	1,830	2,343	(513)
Net loss	$(17,538)	$(16,233)	$(1,305)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change
	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$1,528	$1,476	$52
Research and bioinformatics	3,676	3,592	84
Laboratory operations	1,319	1,603	(284)
Total research and development expenses	$6,523	$6,671	$(148)

The $0.1 million decrease in total research and development expenses was primarily due to a $0.3 million decrease in laboratory operations costs, partially offset by a $0.1 million increase in research and bioinformatics costs and a $0.1 million increase in clinical study costs. The $0.3 million decrease in laboratory operations costs was primarily due to a $0.2 million decrease in depreciation expense and a $0.1 million decrease in stock-based compensation expense. The $0.1 million increase in research and bioinformatics costs was primarily due to a $0.3 million increase in severance costs and a $0.1 million increase in personnel expense, partially offset by a $0.2 million decrease in stock-based compensation expense and a $0.1 million decrease in consulting costs. The $0.1 million increase in clinical study costs was primarily due to a $0.1 million increase in severance costs.

Selling and Marketing Expenses

The $1.0 million increase was due primarily to increases of $0.7 million in personnel costs as we continued strategically hiring in our commercial organization, $0.5 million in marketing materials and programs, and $0.2 million in travel expenses. These increases were partially offset by a decrease of $0.5 million in consulting and professional services.

Other Income, Net

The $0.5 million decrease in other income, net, was due to a $0.4 million decrease in interest income and a $0.1 million decrease in investment income related primarily to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, the sale and issuance of Class A common stock in our IPO, which was completed in July 2021, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. As of June 30, 2026, we had aggregate cash, cash equivalents, and available-for-sale securities of $80.3 million, and an accumulated deficit of $329.3 million.

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

On March 18, 2026, we entered into an at-the-market, or ATM, sales agreement, or the 2026 ATM Sales Agreement, with William Blair & Company, L.L.C., or William Blair, and terminated our existing 2024 sales agreement. We may make sales under the 2026 ATM Sales Agreement pursuant to our existing Form S-3 shelf registration statement filed in August 2024 and the prospectus supplement dated March 18, 2026. We are not obligated to make any sales of Class A common stock under the 2026 ATM Sales Agreement but may make sales under the ATM program at our discretion based on market conditions. No sales occurred under our prior ATM sales program. Under the 2026 ATM Sales Agreement, we may offer and sell, from time to time at our sole discretion, shares of our Class A common stock, having an aggregate offering price of up to $40.0 million through William Blair, as sales agent. We did not sell any shares of our Class A common stock pursuant to the 2026 ATM Sales Agreement during the six months ended June 30, 2026.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(15,085)	$(13,026)
Investing activities	15,379	(39,561)
Financing activities	160	53,560
Net increase in cash and cash equivalents	$454	$973

Operating Activities

The net cash used in operating activities during the six months ended June 30, 2026 was primarily due to a net loss of $17.5 million, partially offset by an increase in operating assets and liabilities of $0.1 million and an increase in non-cash charges of $2.4 million. The net cash used in operating activities during the six months ended June 30, 2025 was primarily due to a net loss of $16.2 million and a decrease in operating assets and liabilities of $0.7 million, partially offset by an increase in non-cash charges of $3.6 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was primarily due to $27.1 million in proceeds from maturities and sales of marketable securities, partially offset by $11.7 million in purchases of marketable securities. Net cash used in investing activities for the six months ended June 30, 2025 was primarily due to $71.9 million in purchases of marketable securities and $0.3 million in purchases of property and equipment, partially offset by $32.6 million in proceeds from maturities and sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was primarily due to $0.2 million in proceeds from employee equity transactions. Net cash provided by financing activities for the six months ended June 30, 2025 was primarily due to $53.6 million in net proceeds from the February 2025 Offering and $0.1 million in proceeds from employee equity transactions, partially offset by $0.2 million of finance lease principal payments.

Future Funding Requirements

We expect to continue incurring significant additional operating losses and negative cash flows for the foreseeable future. We expect our losses in the future to increase principally as a result of our commercialization activities for the PreTRM test and the development, commercialization, marketing, and distribution of our other pipeline products and services, especially the costs of evidence-generating initiatives. There can be no assurance that we will eventually achieve significant revenues or profitability, or if achieved, can sustain either on a continuing basis. If we are unable to achieve significant revenues or raise additional funding on acceptable terms, when needed, or at all, we may not be able to continue the development or commercialization of our products and services and could be required to delay, scale back, or abandon some or all of our development programs and other operations. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all, particularly in light of the current economic uncertainty, fluctuating interest rates and inflation, tariffs, and the potential for local and/or global economic slowdown or recession.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments for the year ended December 31, 2025, are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 18, 2026, or the Annual Report. No material changes have occurred during the six months ended June 30, 2026.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no significant changes in the application of our critical accounting policies, significant judgments, and use of estimates during the six months ended June 30, 2026.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an EGC or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies, reduce disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. As an EGC, we are also not required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, as amended (“SOX”). As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates and we are not required to provide auditor attestation regarding requirements of Section 404(b) of SOX.

We will remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026.

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

Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities, municipal debt securities, and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.5 million in the market value of our available-for-sale debt securities as of June 30, 2026. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not intend to sell investments while they are in an unrealized loss position and do not believe we will be required to sell the investments before recovery, which may be maturity.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our inability to maintain effective disclosure controls and procedures could adversely affect our results of operations, liquidity and financial position, as well as our stock price and investor confidence in us.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.

We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans, the sale and issuance of Class A common stock in our IPO, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. Our net loss for the six months ended June 30, 2026 and 2025 was $17.5 million and $16.2 million, respectively. As of June 30, 2026, we had an accumulated deficit of $329.3 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop and commercialize new products and services.

We currently receive substantially all of our revenues from the sales of the PreTRM test and expect to continue to receive substantially all of our revenue from sales of the PreTRM test and our other pipeline products and services in the future. It is possible that we will not generate sufficient revenue from the sales of any of our products and services to cover our costs, including research and development expenses related to furthering our product pipeline, and achieve or sustain profitability. A significant element of our business strategy is to increase and maintain our in-network coverage with third-party payers. However, third-party payers, such as commercial insurers and government health care programs, may decide not to reimburse for the PreTRM test or other tests we may develop, may not reimburse for uses of the PreTRM test or our other tests for the pregnant patient population, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses. Many third-party payers currently either have negative coverage determinations or otherwise do not reimburse for low-risk patient preterm birth screening tests. State Medicaid programs currently do not reimburse for our tests; third-party payers are increasingly requiring that prior authorization be obtained prior to conducting testing as a condition to reimbursing for it, which may reduce and/or delay the reimbursement amounts.

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

The ability of governmental agencies to meet their mandates can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times, most recently in January 2026, resulting in certain regulatory agencies such as the FDA, CMS, and the SEC furloughing critical employees and suspending critical activities. Additionally, the Trump Administration has implemented a large-scale reduction of the federal government workforce as well as major organizational changes and consolidations throughout the executive branch since assuming office in January 2025. The impact of mass layoffs at governmental offices with which we interact is unclear at this time, and organizational changes remain fluid. If a prolonged government shutdown or slowdown occurs, or a significant reduction in force makes it difficult for offices with which we interact to respond timely, it could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Under the Trump Administration and the current Congress, there remains uncertainty around the future of the ACA and other health care legislation, and in particular the impact to reimbursement levels and the number of insured individuals. The One Big Beautiful Bill Act, or OBBBA, approved by Congress and signed into law on July 4, 2025, included changes to existing laws that may have significant implications for health care providers. In particular, the OBBBA is projected to result in substantial reductions in federal spending on the Medicaid program over the next decade. Health care funding experts estimate that the cuts during that period will exceed $1 trillion. The OBBBA also made changes to the state insurance exchanges formed under Patient Protection and Affordable Care Act, as amended by the ACA. The Congressional Budget Office estimates the OBBBA could result in millions of additional uninsured people by 2034. These and other changes may negatively affect the purchasing decisions of our customers.

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

We are an emerging growth company, or EGC, as defined in the JOBS Act. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of SOX, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an EGC until the earliest of: (1) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026.

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

We have registered on Form S-8 all shares of common stock that are issuable under our existing equity compensation plan, including the 2011 Employee, Director and Consultant Equity Incentive Plan, as amended, or the 2011 Plan, which expired in 2021, the 2021 Equity Incentive Plan, or the 2021 Plan, and the 2021 Employee Stock Purchase Plan, or the 2021 ESPP, as well as the shares of common stock underlying option awards outstanding under the 2011 Plan. Additionally, the number of shares of our Class A common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Furthermore, the number of shares of our Class A common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each year, beginning on January 1, 2022, by 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our inability to maintain effective disclosure controls and procedures could adversely affect our results of operations, liquidity and financial position, as well as our stock price and investor confidence in us.

As a public company, we are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected. While our principal executive and principal financial officers have concluded that we had effective disclosure controls and procedures as of June 30, 2026, we cannot provide assurance that we will not have lapses in our disclosure controls and procedures in the future, which could result in our failure to provide accurate and timely disclosure to our investors.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, as long as we are an EGC and a smaller reporting company with revenues under $100 million, our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of SOX. We could be an EGC until December 31, 2026, and a smaller reporting company with revenues under $100 million beyond December 31, 2026. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Insider Trading Arrangements and Policies:

The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) adopted during the quarter ended June 30, 2026 by any director or executive officer who is subject to the filing requirements of Section 16 of the Exchange Act, or a Section 16 Director or Officer. These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of our Section 16 Directors or Officers may participate in our 2021 Employee Stock Purchase Plan, or the 2021 ESPP, that has been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) were adopted by any Section 16 Director or Officer during the quarter ended June 30, 2026.

Name and Position	Action	Adoption Date	Duration/Expiration Date(1)	Aggregate Number of Shares to be Sold
Benjamin G. Jackson, General Counsel	Adoption	6/11/2026	6/4/2027	Indeterminable(2)

(1) Sales under the trading arrangement will not commence until the selling start date. Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above pursuant to the terms of the trading arrangement.

(2) The 10b5-1 trading arrangement provides for the sale of up to (i) 334,684 shares of our Class A common stock plus (ii) the net number of shares of our Class A common stock underlying certain restricted stock unit, or RSU, awards. The number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement is indeterminable with respect to the RSU awards, as such number is subject to the number of shares that will be automatically sold to satisfy applicable tax withholding obligations upon vesting of the RSU awards, which will vary based on the market price of our Class A common stock at the time of vesting.

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

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40606) filed with the SEC on February 12, 2025).
10.1+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40606) filed with the SEC on June 30, 2026).
10.2*+	Consulting Agreement by and between the Registrant and Data Incites LLC, dated July 1, 2026.
10.3*+	Separation Agreement by and between the Registrant and Paul Kearney, dated June 2, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

SERA PROGNOSTICS, INC.

Date: August 12, 2026	/s/ Zhenya Lindgardt
Zhenya Lindgardt
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	/s/ Austin Aerts
Austin Aerts
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)