Form 10-Q
period 2026-09-30
SERA PROGNOSTICS, INC.
filed 2026-11-04
CIK 1534969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 38,802,080 and 967,759 shares of Class A and Class B common stock, $0.0001 par value per share, outstanding, respectively.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SERA PROGNOSTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$3,986	$3,944
Marketable securities	40,103	35,257
Accounts receivable	17	12
Prepaid expenses and other current assets	2,114	1,557
Total current assets	46,220	40,770
Property and equipment, net	1,723	1,149
Long-term marketable securities	28,741	56,579
Intangible assets, net	859	910
Other assets	2,437	2,525
Total assets	$79,980	$101,933
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,164	$862
Accrued and other current liabilities	3,095	3,009
Finance lease obligation, current portion	—	2
Deferred revenue	20,268	20,315
Total current liabilities	24,527	24,188
Operating lease obligation, net of current portion	3,017	2,337
Total liabilities	27,544	26,525
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 Class A shares authorized; 38,773,056 and 37,976,764 Class A shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; 1,500,000 Class B shares authorized; 967,759 Class B shares issued and outstanding as of September 30, 2026 and December 31, 2025.	4	4
Additional paid-in capital	390,013	386,864
Accumulated other comprehensive (loss) income	(268)	262
Accumulated deficit	(337,313)	(311,722)
Total stockholders' equity	52,436	75,408
Total liabilities and stockholders' equity	$79,980	$101,933

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$42	$16	$86	$71
Operating expenses:
Cost of revenue	61	41	153	122
Research and development	2,722	3,284	9,245	9,955
Selling and marketing	2,252	1,592	6,507	4,883
General and administrative	3,894	4,079	12,432	12,661
Total operating expenses	8,929	8,996	28,337	27,621
Loss from operations	(8,887)	(8,980)	(28,251)	(27,550)
Interest expense	(2)	(2)	(5)	(8)
Other income, net	836	1,168	2,665	3,511
Net loss	$(8,053)	$(7,814)	$(25,591)	$(24,047)
Net loss per share, basic and diluted	$(0.16)	$(0.16)	$(0.51)	$(0.51)
Weighted-average shares outstanding, basic and diluted	50,790,038	49,525,108	50,510,533	46,880,876
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities, net of tax	$(220)	$123	$(530)	$208
Total other comprehensive (loss) income	(220)	123	(530)	208
Comprehensive loss	$(8,273)	$(7,691)	$(26,121)	$(23,839)

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	38,944,523	$4	$386,864	$262	$(311,722)	$75,408
Issuance of common stock upon exercise of stock options	12,016	—	22	—	—	22
Issuance of restricted stock units	187,309	—	—	—	—	—
Stock-based compensation expense	—	—	835	—	—	835
Other comprehensive loss	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	(8,399)	(8,399)
Balance as of March 31, 2026	39,143,848	4	387,721	16	(320,121)	67,620
Issuance of common stock upon exercise of stock options	24,571	—	41	—	—	41
Issuance of restricted stock units	215,742	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	53,808	—	99	—	—	99
Stock-based compensation expense	—	—	823	—	—	823
Other comprehensive loss	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	(9,139)	(9,139)
Balance as of June 30, 2026	39,437,969	$4	$388,684	$(48)	$(329,260)	$59,380
Issuance of common stock upon exercise of stock options	26,589	—	48	—	—	48
Issuance of restricted stock units	276,257	—	—	—	—	—
Stock-based compensation expense	—	—	1,281	—	—	1,281
Other comprehensive loss	—	—	—	(220)	—	(220)
Net loss	—	—	—	—	(8,053)	(8,053)
Balance as of September 30, 2026	39,740,815	$4	$390,013	$(268)	$(337,313)	$52,436

				Accumulated
	Common Stock		Additional	Other		Total
	(Class A and B)		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	34,174,668	$3	$327,534	$60	$(279,794)	$47,803
Issuance of common stock upon exercise of stock options	45,949	—	47	—	—	47
Issuance of restricted stock units	318,154	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $3.9 million	3,125,000	1	53,610	—	—	53,611
Stock-based compensation expense	—	—	1,493	—	—	1,493
Other comprehensive income	—	—	—	16	—	16
Net loss	—	—	—	—	(8,187)	(8,187)
Balance as of March 31, 2025	37,663,771	4	382,684	76	(287,981)	94,783
Issuance of common stock upon exercise of stock options	519	—	1	—	—	1
Issuance of restricted stock units	305,220	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	56,644	—	75	—	—	75
Stock-based compensation expense	—	—	1,344	—	—	1,344
Other comprehensive income	—	—	—	69	—	69
Net loss	—	—	—	—	(8,046)	(8,046)
Balance as of June 30, 2025	38,026,154	$4	$384,104	$145	$(296,027)	$88,226
Issuance of common stock upon exercise of stock options	222,312	—	393	—	—	393
Issuance of restricted stock units	320,740	—	—	—	—	—
Stock-based compensation expense	—	—	1,254	—	—	1,254
Other comprehensive income	—	—	—	123	—	123
Net loss	—	—	—	—	(7,814)	(7,814)
Balance as of September 30, 2025	38,569,206	$4	$385,751	$268	$(303,841)	$82,182

The accompanying notes are an integral part of the condensed financial statements.

SERA PROGNOSTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(25,591)	$(24,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	576	696
Stock-based compensation	2,939	4,091
Non-cash lease expense	212	426
Non-cash investment income, net	53	72
Other	(18)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(5)	20
Other receivables	—	19
Prepaid expenses and other assets	(607)	115
Accounts payable	277	(915)
Accrued and other current liabilities	(172)	(71)
Deferred revenue	(47)	96
Net cash used in operating activities	(22,383)	(19,503)
Cash flows from investing activities
Purchases of marketable securities	(13,699)	(79,832)
Proceeds from maturities and sales of marketable securities	36,110	45,836
Purchases of property and equipment	(158)	(396)
Purchase of intangible assets	(36)	—
Net cash provided by (used in) investing activities	22,217	(34,392)
Cash flows from financing activities
Proceeds from public offering of common stock, net of issuance costs	—	53,610
Proceeds from exercise of stock options	111	441
Proceeds from employee stock purchase plan	99	75
Finance lease principal payments	(2)	(193)
Net cash provided by financing activities	208	53,933
Net increase in cash and cash equivalents	42	38
Cash and cash equivalents at beginning of period	3,944	4,043
Cash and cash equivalents at end of period	$3,986	$4,081
Supplemental disclosure of cash flow information
Cash paid for interest	$5	$7
Supplemental disclosure of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$42	$6

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of the Company’s management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial results. The balance sheet as of December 31, 2025, has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The results of the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or any other period.

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

The Company’s financial statements as of and for the three and nine months ended September 30, 2026 reflect the Company’s estimates of the impact of the current macroeconomic environment, including the impact of fluctuations in inflation and interest rates. The extent to which these conditions will directly or indirectly impact the Company’s business, results of operations, and financial condition is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

Government Grants

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides recognition, measurement, presentation, and disclosure guidance for government grants received by business entities. Before this guidance, U.S. GAAP did not provide explicit guidance on the accounting for government grants received by business entities. The Company elected to early adopt the guidance as of January 1, 2026, in connection with the subaward described in Note 7—Other Income, Net, which is the Company's first government grant, using the modified prospective transition method. Under that method, the guidance is applied to government grants entered on or after January 1, 2026, prior periods are not restated, and no cumulative-effect adjustment to retained earnings is recorded. The adoption had no effect on the Company's previously issued financial statements.

Under ASC 832, the Company recognizes a government grant when it is probable that the Company will comply with the conditions attached to the grant and that the grant will be received. The subaward described in Note 7—Other Income, Net is recognized in earnings on a systematic and rational basis over the periods in which the Company recognizes the research and development costs that the grant is intended to compensate, in proportion to cumulative costs incurred relative to total estimated costs of the funded phase; changes in the estimate of total costs are recognized prospectively. Grant income is presented as other income in the statements of operations, and research and development expense is presented without deduction of the grant. Amounts recognized in excess of cash received are presented as other receivables within prepaid expenses and other current assets; cash received in excess of amounts recognized, if any, is presented as deferred grant income within accrued and other current liabilities. Cash received under the subaward is classified within operating activities in the statements of cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASC Subtopic 220-40)—Disaggregation of Income Statement Expenses, which enhances the transparency and comparability of financial statements by requiring companies to disclose more granular information about expense components. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASC Subtopic 220-40)—Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statements and related disclosures.

3. Cash, Cash Equivalents and Marketable Securities

The Company’s cash and cash equivalents as of September 30, 2026 and December 31, 2025, were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents:
Cash	$1,050	$1,816
Money market funds	2,936	2,128
Total cash and cash equivalents	$3,986	$3,944

The Company has classified its marketable securities as available-for-sale. The Company’s marketable securities by major security type as of September 30, 2026 and December 31, 2025, were as follows (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current marketable securities:
Corporate debt securities	31,619	1	(44)	31,576
U.S. federal agency securities	2,987	—	(13)	2,974
Municipal debt securities	5,578	—	(25)	5,553
Total current marketable securities	40,184	1	(82)	40,103
Long-term marketable securities:
Corporate debt securities	28,928	3	(190)	28,741
Total long-term marketable securities	28,928	3	(190)	28,741
Total marketable securities	$69,112	$4	$(272)	$68,844

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current marketable securities:
Commercial paper	$975	$—	$—	$975
Corporate debt securities	31,128	83	—	31,211
Municipal debt securities	3,070	1	—	3,071
Total current marketable securities	35,173	84	—	35,257
Long-term marketable securities:
Corporate debt securities	44,926	160	(8)	45,078
Municipal debt securities	5,607	24	—	5,631
U.S. federal agency securities	5,868	2	—	5,870
Total long-term marketable securities	56,401	186	(8)	56,579
Total marketable securities	$91,574	$270	$(8)	$91,836

The following tables summarize the Company’s available-for-sale debt securities with unrealized losses as of September 30, 2026 and December 31, 2025, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	September 30, 2026
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$46,101	$(234)	$—	$—	$46,101	$(234)
U.S. federal agency securities	—	—	2,974	(13)	2,974	(13)
Municipal debt securities	5,553	(25)	—	—	5,553	(25)
Total	$51,654	$(259)	$2,974	$(13)	$54,628	$(272)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$13,362	$(8)	$—	$—	$13,362	$(8)
Total	$13,362	$(8)	$—	$—	$13,362	$(8)

As of September 30, 2026 and December 31, 2025, the Company had not recorded any allowance for credit losses related to its available-for-sale securities. The Company attributes the declines in the fair value of its available-for-sale securities to normal market and interest rate fluctuations. The declines in fair value are not attributed to declines in credit quality. The Company does not intend to sell investments while they are in an unrealized loss position and does not believe that it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. All of the Company’s investments mature in less than three years.

During the nine months ended September 30, 2026, no available-for-sale securities were sold prior to maturity. During the nine months ended September 30, 2025, the Company received approximately $2.5 million in proceeds from the sale of an available-for-sale security prior to maturity. There was an immaterial amount of gain realized on the sale.

The Company’s marketable securities classified by contractual maturities as of September 30, 2026, were as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$40,184	$40,103
Due after one year through five years	28,928	28,741
Total	$69,112	$68,844

4. Property and Equipment

The following table presents the components of property and equipment, net, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Laboratory equipment	$5,605	$5,734
Computer equipment	1,361	1,390
Leasehold improvements	1,686	772
Software	1,452	1,452
Furniture and fixtures	335	320
Total property and equipment	10,439	9,668
Less accumulated depreciation and amortization	(8,716)	(8,519)
Property and equipment, net	$1,723	$1,149

Depreciation and amortization expense was $0.2 million for each of the three months ended September 30, 2026 and 2025. Depreciation and amortization expense was $0.5 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

5. Intangible Assets, Net

The following table summarizes intangible assets, net as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Domain names	$733	$—	$733	$697	$—	$697
Definite-lived intangible assets:
Software developed for sale	348	(222)	126	348	(135)	213
Total intangible assets	$1,081	$(222)	$859	$1,045	$(135)	$910

The Company’s software developed for sale was placed in service in November 2024 and is being amortized on a straight-line basis over a three-year useful life. Amortization expense was $29 thousand for each of the three months ended September 30, 2026 and 2025 and $87 thousand for each of the nine months ended September 30, 2026 and 2025, and is recorded in cost of revenue.

6. Accrued and Other Current Liabilities

The following table presents the components of accrued and other current liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Accrued compensation	$1,948	$2,088
Accrued vacation	478	476
Operating lease liability, current portion	256	—
Other current liabilities	413	445
Total accrued and other current liabilities	$3,095	$3,009

Restructuring Activities

As part of its transition from a clinical-stage company to a commercial organization, the Company completed a comprehensive business review to reallocate a portion of its capital investment from research and development and general and administrative expenses toward its reimbursement-focused commercialization of the PreTRM test and to right size its operating expenses. As a result, on May 6, 2026, the Company announced a restructuring and workforce reduction of 14 full-time employees, or approximately 18% of its workforce, which took place during the second quarter of 2026. The Company estimates it will incur approximately $1.3 million in costs related to severance pay and other termination benefits, all of which was recognized in the second quarter of 2026, and the majority of which will be paid in 2026.

The severance pay and other termination benefits associated with this restructuring were determined to be a one-time benefit arrangement. As such, the entire $1.3 million in estimated costs was recorded in the statements of operations when the one-time benefit arrangement was effected in May 2026. During the three and nine months ended September 30, 2026, the Company paid approximately $0.4 million and $0.8 million, respectively, in severance and other termination benefits and currently expects to pay approximately half of the $0.5 million remaining severance and other termination benefits included in the accrued compensation line above in 2026 and the remainder in the first quarter of 2027.

The following table presents the impact of this restructuring in the statements of operations for the periods indicated (in thousands):

Nine Months Ended
September 30, 2026
Research and development	$616
Selling and marketing	77
General and administrative	594
Total restructuring costs	$1,287

7. Other Income, Net

The following table presents the components of other income, net, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income	$791	$1,102	$2,547	$3,217
Investment income, net	7	66	80	294
Grant income	38	—	38	—
Other income, net	$836	$1,168	$2,665	$3,511

Government Grants

In June 2026, the Company entered into a fixed amount subaward agreement (the “Subaward”) with The Regents of the University of California, on behalf of its San Diego campus (“UCSD”), under an Other Transaction Agreement awarded to UCSD by the Advanced Research Projects Agency for Health (“ARPA-H”), an agency of the U.S. Department of Health and Human Services, for the “Biomarkers and Biosensors for Safer Labor through Maternal-Fetal Real-Time Assessment” project under ARPA-H’s Making Obstetric Care Smart program. Under the Subaward, the Company performs biomarker discovery, targeted mass spectrometry assay development, data analysis, and related research and development activities and delivers reports and other deliverables to UCSD. The Subaward provides for funding of approximately $0.7 million for the first phase of the project, covering the period from June 16, 2026 to June 15, 2027, and funding of approximately $0.5 million for the second phase that is contingent on ARPA-H’s exercise of an option under its agreement with UCSD. The second phase is expected to run for an additional 12 months. As of September 30, 2026, the option for the second phase had not been exercised. Funding is received in cash in fixed milestone payments after the ARPA-H program manager accepts the related milestone report. The funding reimburses the Company’s budgeted research and development costs and includes no fee or profit, and the Company is not required to repay the funding except as described below.

Either party may terminate the Subaward on 30 days' written notice, in which case UCSD is obligated to pay the Company's allowable termination costs. The Subaward contains no provision for recapture of amounts paid to the Company based on the results of the research or on the Company's subsequent use of the results; however, under the terms of the ARPA-H agreement that apply to the Company, if intellectual property developed under the project is transferred to a foreign firm or institution without the Government's assent, the Company would be required to refund the federal funds paid for the development of that intellectual property. The Company generally retains title to inventions it makes under the project, subject to a government purpose license to the U.S. Government and has granted the U.S. Government rights in data generated under the project for government purposes.

8. Fair Value Measurements

As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s receivables, prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate their fair values, principally due to the short-term nature of the assets and liabilities. The recorded values of the finance leases approximate fair value as the interest rates approximate market interest rates.

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

The following table shows the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands) as of September 30, 2026:

	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,936	$—	$—
Marketable securities:
Corporate debt securities	—	60,317	—
Municipal debt securities	—	5,553	—
U.S. federal agency securities	—	2,974	—
Total assets	$2,936	$68,844	$—

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

9. Related Party Transactions

Commercial Collaboration Agreement

In June 2019, the Company entered into a master services agreement with Carelon Research, a subsidiary of Elevance Health, Inc. (“Elevance Health”). This agreement covers a range of research projects, including Carelon Research’s role as a contract research organization for the Prematurity Risk Assessment Combined With Clinical Interventions for Improving Neonatal outcoMEs (“PRIME”) study. The Company paid fees related to this agreement of $2 thousand and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $45 thousand and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively, which were recorded in research and development expenses in the Company’s condensed statements of operations and comprehensive loss. In November 2020, the Company entered into a Laboratory Services Agreement with Elevance Health related to the PRIME study. This agreement provides a contracted rate for certain tests performed pursuant to the study. In December 2023, enrollment in the PRIME study was stopped due to efficacy, and as such, there was no revenue recognized related to this agreement for the three and nine months ended September 30, 2026 and 2025.

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

The Commercial Collaboration Agreement with Elevance Health is considered to be within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company determined the PreTRM tests to be a performance obligation for which Elevance Health is a customer and a unit of account within the scope of ASC 606. The associated transaction price is based on the contractual minimum number of tests and the agreed-upon defined payment amount per test. The transaction price was allocated to this single performance obligation, which will be recognized upon delivery of test results expected to occur over the term of the agreement. All other items promised to Elevance Health are immaterial in the context of the Commercial Collaboration Agreement. There were no material revenues related to the Commercial Collaboration Agreement for the three and nine months ended September 30, 2026 and 2025.

Public Offering

As part of the underwritten public offering in February 2025 described in Note 10—Capital Structure, entities affiliated with one of the Company’s principal stockholders purchased pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of up to 11,250,000 shares of Class A common stock, at a public offering price of $3.9999 per Pre-Funded Warrant. One of the Company’s other principal stockholders purchased an aggregate of 625,000 shares of Class A common stock in the public offering at a public offering price of $4.00 per share.

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

On February 12, 2025, the Company completed an underwritten public offering (the “February 2025 Offering”) in which the Company issued and sold 1,250,000 shares of the Company’s Class A common stock at a price of $4.00 per share (the “Firm Shares”) and Pre-Funded Warrants to purchase up to 11,250,000 shares of the Company’s Class A common stock at an offering price of $3.9999 per Pre-Funded Warrant, which represents the per share offering price for the Firm Shares less the $0.0001 per share exercise price for each Pre-Funded Warrant. These Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. The gross proceeds to the Company from the February 2025 Offering were $50.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds to the Company from the February 2025 Offering were approximately $46.6 million, after deducting underwriting commissions of $3.0 million and offering expenses of $0.4 million. The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to the Company.

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

On March 18, 2026, the Company entered into an at-the-market (“ATM”) sales agreement (the “2026 ATM Sales Agreement”) with William Blair & Company, L.L.C. (“William Blair”). The Company may make sales under the 2026 ATM Sales Agreement pursuant to the Company’s existing Form S-3 shelf registration statement filed in August 2024 and the prospectus supplement dated March 18, 2026. The Company is not obligated to make any sales of Class A common stock under the 2026 ATM Sales Agreement but may make sales under the ATM program at its discretion based on market conditions. Under the 2026 ATM Sales Agreement, the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, having an aggregate offering price of up to $40.0 million through William Blair, as sales agent. The Company did not sell any shares of its Class A common stock pursuant to the 2026 ATM Sales Agreement during the nine months ended September 30, 2026.

The following shares of Class A common stock were reserved for future issuance:

	September 30,	December 31,
	2026	2025
Warrants to purchase Class A common stock	13,896,247	13,896,247
Options to purchase Class A common stock	7,389,165	6,524,279
Restricted stock units outstanding	2,468,265	1,470,876
Class A common stock available for future grants under the 2021 Equity Incentive Plan	495,463	1,581,152
Class A common stock available for future grants under the 2021 Employee Stock Purchase Plan	1,641,250	1,315,291
Total	25,890,390	24,787,845

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

The 2021 Equity Incentive Plan (the “2021 Plan”) was established in July 2021. The 2021 Plan provides for the grant of incentive and non-statutory stock options as well as other stock rights to employees, directors, and consultants of the Company. Options generally vest over a four-year period, are exercisable only to the extent vested, and generally expire ten years from the date of grant. Restricted stock units (“RSUs”) generally vest over either a two-year or a four-year period. The 2021 Plan includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 Plan. In addition, any shares that otherwise would be returned to the 2011 Plan as a result of the expiration or cancellation of stock options may be added to the 2021 Plan. As of September 30, 2026, there were 495,463 shares of the Company’s Class A common stock that were available for future grants under the 2021 Plan.

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was established in July 2021. The 2021 ESPP includes provisions for annual automatic increases to the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of September 30, 2026, there were 1,641,250 shares of the Company’s Class A common stock that were available for future grants under the 2021 ESPP.

Stock Options

Unless otherwise noted, references to “options” in the subsequent disclosures, refer to the combined incentive and non-statutory stock options issued as employee and non-employee stock-based compensation, and authorized under the 2011 Plan and the 2021 Plan. The following table summarizes information about these options granted and outstanding:

	Number of Shares Subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding – December 31, 2025	6,524,279	$3.88	5.8	$3,353
Granted	1,126,039	2.00
Expired	(721)	1.62
Cancelled	(197,256)	4.36
Exercised	(63,176)	1.76
Outstanding – September 30, 2026	7,389,165	$3.60	5.8	$1,135
Vested and expected to vest at September 30, 2026	7,135,604	$3.64	5.7	$1,118
Vested and exercisable at September 30, 2026	5,957,930	$3.86	4.9	$1,034

RSUs

The following table summarizes information about RSUs granted and outstanding under the 2021 Plan:

	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding – December 31, 2025	1,470,876	$3.27
Granted	2,032,891	1.98
Forfeited	(356,194)	2.78
Vested	(679,308)	2.67
Outstanding – September 30, 2026	2,468,265	$2.45

Stock-Based Compensation Expense

The following table presents the impact of stock-based compensation expense in the statements of operations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development expense	$414	$466	$941	$1,376
Selling and marketing expense	106	83	243	249
General and administrative expense	761	705	1,755	2,466
Total employee stock-based compensation	$1,281	$1,254	$2,939	$4,091

The information about unrecognized stock-based compensation expense for outstanding unvested stock options and RSUs as of September 30, 2026, was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation Expense	Weighted-Average Period of Recognition (in years)
Stock Options	$1,841	2.7
RSUs	4,479	2.7
Total unrecognized stock-based compensation expense	$6,320

12. Warrants

All outstanding common stock warrants were exercisable immediately when granted and are exercisable for shares of Class A common stock. The Company’s common stock warrants outstanding were as follows:

	Number of Warrants Outstanding as of:
Exercise Price	September 30, 2026	December 31, 2025
$0.0001	11,250,000	11,250,000
9.03	969,275	969,275
10.84	946,666	946,666
12.38	8,083	8,083
20.77	722,223	722,223
	13,896,247	13,896,247

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

Lease Financial Information

The following table shows right-of-use assets and lease liabilities and the associated financial statement line items as of September 30, 2026 and December 31, 2025 (in thousands):

		September 30,	December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2026	2025
Right-of-use assets:
Operating leases	Other assets	$2,262	$2,402
Finance leases	Property and equipment, net	153	385
Total right-of-use assets		$2,415	$2,787

Lease liabilities:
Operating leases	Accrued and other current liabilities	$256	$—
	Operating lease obligation, net of current portion	3,017	2,337
Finance leases	Finance lease obligation, current portion	—	2
Total lease liabilities		$3,273	$2,339

Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$77	$78	$232	$235
Interest on lease liabilities	—	—	—	3
Operating lease cost	117	145	352	463
Total lease cost	$194	$223	$584	$701

Other information
Finance leases:
Operating cash outflows	$—	$—	$—	$3
Financing cash outflows	$—	$20	$2	$193
Weighted-average remaining lease term (in years)	—	0.5	—	0.5
Weighted-average discount rate	—%	11.6%	—%	11.6%
Operating leases:
Operating cash outflows	$140	$166	$140	$499
Right-of-use assets obtained in exchange for lease liabilities	$7	$2,272	$36	$2,272
Weighted-average remaining lease term (in years)	7.8	8.8	7.8	8.8
Weighted-average discount rate	8.8%	8.8%	8.8%	8.8%

Future minimum lease payments for the Company’s leases as of September 30, 2026, were as follows (in thousands):

Operating Leases
2026	$140
2027	576
2028	594
2029	611
2030	630
Thereafter	2,359
Total minimum lease payments	4,910
Less: imputed interest	(1,380)
Less: remaining lease incentives	(257)
Present value of future lease payments	3,273
Less: current portion	(256)
Long-term portion	$3,017

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company purchases director and officer insurance coverage that provides for corporate reimbursements of covered obligations that limits the Company’s exposure and enables it to recover a portion of potential future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2026 and December 31, 2025. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Diluted net loss per share is calculated by dividing the net loss by the sum of the shares used to calculate basic net loss per share plus potential dilutive securities outstanding during the period. For periods in which the Company reports a net loss, all potentially dilutive shares are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. For each of the three and nine months ended September 30, 2026 and 2025, the Company reported net losses and as such, basic and diluted net loss per share are the same.

As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting amount per share for Class A and Class B common stock was the same for the three and nine months ended September 30, 2026 and 2025.

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because their impact would have been anti-dilutive:

	September 30,
	2026	2025
Warrants to purchase Class A common stock	2,646,247	2,646,247
Options to purchase Class A common stock	7,389,165	6,469,007
Restricted stock units outstanding	2,468,265	1,646,909
Total	12,503,677	10,762,163

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

The following table presents segment information for revenue, significant segment expenses, and net loss, as regularly provided to the CODM, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$42	$16	$86	$71
Less:
Cost of revenue	61	41	153	122
Payroll related expenses	4,225	4,360	14,310	12,252
Consulting and professional fees	1,450	1,514	5,014	5,389
Stock-based compensation expense	1,281	1,254	2,939	4,091
Equipment, lab supplies, and facility expenses	369	422	1,036	1,225
Clinical studies and outside processing	111	394	387	1,111
Depreciation and amortization(1)	163	214	489	609
Other segment items(2)	1,269	797	4,009	2,822
Loss from operations	(8,887)	(8,980)	(28,251)	(27,550)
Interest expense	(2)	(2)	(5)	(8)
Other income, net	836	1,168	2,665	3,511
Net loss	$(8,053)	$(7,814)	$(25,591)	$(24,047)

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

We are currently processing publication manuscripts of additional PRIME data, including exploratory analyses and economic benefits, to be submitted in the coming months. For example, in July 2026, a subgroup analysis of the PRIME randomized controlled trial was published in The Journal of Maternal-Fetal & Neonatal Medicine. The analysis demonstrated the benefit afforded by PreTRM test risk assessment in the nulliparous (i.e., first-time mothers) subgroup of PRIME. This group of pregnant women is at increased risk of premature delivery and also lacks prior obstetric history, further limiting traditional preterm birth risk stratification (i.e., a history of premature delivery), and this analysis demonstrates that the PreTRM test is particularly valuable for nulliparous mothers. Neonatal benefits to this subgroup were even more favorable than the already strong impact observed in the overall study population. Screen-guided care reduced NICU admissions by 22% compared with routine care, reduced severe composite neonatal morbidity by 30%, and achieved an NNS of 28 to prevent one NICU admission. These findings support the clinical utility of PreTRM test-guided care for identifying and improving outcomes among first-time mothers, who could particularly benefit from improved risk screening tools.

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

As part of our transition from a clinical-stage company to a commercial organization, we completed a comprehensive business review to reallocate a portion of our capital investment from research and development and general and administrative expenses toward our reimbursement-focused commercialization of our PreTRM test and to right size our operating expenses. As a result, on May 6, 2026, we adopted operational changes to concentrate resources on the continued, disciplined commercialization of the PreTRM test by prioritizing resources toward payer engagement, market access, and clinical adoption, while reducing operating expenses in areas that are non-core to these commercialization activities. As part of these changes, we reduced our workforce by 14 full-time employees, or approximately 18% of our workforce. These reductions included Paul Kearney, Chief Data Officer, and Robert Harrison, Chief Information Officer, whose responsibilities will transition to our Director of IT and other functions within the organization. We estimate we will incur approximately $1.3 million in costs related to severance pay and other termination benefits, all of which was recognized in the second quarter of 2026, and the majority of which will be paid in 2026. As part of this strategic prioritization, we have initiated additional ongoing cost savings from other personnel-related expenses and pipeline alignment. With this new cost structure, we expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2029. We will continue to evaluate the allocation of our resources as we focus our efforts on accelerating the market adoption of our PreTRM test.

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

We have incurred significant operating losses since inception. Our net losses were $8.1 million and $7.8 million for the three months ended September 30, 2026 and 2025, respectively, and $25.6 million and $24.0 million for the nine months ended September 30, 2026 and 2025, respectively. We expect to incur significant additional operating losses and negative cash flows for the foreseeable future, principally as a result of our commercialization activities for the PreTRM test and to support additional clinical studies, publications, and anticipated research and development of our other pipeline products and services.

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

Since June 30, 2026, Key Developments Affecting Our Business Include the Following:

•
Following the passage of Florida’s biomarker testing legislation (Chapter 2024-249) in 2024, the Florida Agency for Health Care Administration has added the PreTRM test’s PLA code 0247U to its covered biomarker test list and to the Florida Medicaid laboratory fee schedule. This creates biomarker-testing coverage requirements within Medicaid managed care and establishes coverage for the test for Florida Medicaid patients. Florida has approximately 4 million Medicaid beneficiaries and approximately 90,000 Medicaid births per year. This brings total covered Medicaid lives to approximately 7 million patients.
•
After the enactment of Illinois legislation establishing Medicaid coverage for the PreTRM test, the test’s PLA code 0247U was added to the Illinois Medicaid fee schedule at $525, with no prior authorization required. We have completed Medicaid credentialing in the state of Illinois and are actively working on contracting with Medicaid managed care plans in the state.
•
Launched our fourth payer partnership program, a state-based initiative with a national payer designed to expand implementation of PreTRM test-guided care and further demonstrate the clinical and economic value of the PreTRM test within real-world payer populations. We are currently in discussions with one of the largest commercial insurers regarding a large multi-state, multi-thousand-patient pilot with planned initiation in fiscal year 2027.
•
Our sales team expanded by 25% in the third quarter of 2026 to support Illinois commercialization and further expanded the team in early October 2026 to support our Florida commercialization plan.
•
As planned based upon European registration study results, we are now starting the submission process for CE Mark with our notified body.
•
The European Association of Perinatal Medicine referenced the PreTRM test as a potential tool to support improved prediction of preterm birth risk in its recently released guidelines.
•
Published a PRIME randomized controlled trial subgroup analysis in The Journal of Maternal-Fetal & Neonatal Medicine demonstrating that PreTRM test-guided care resulted in a 22% reduction in NICU admissions among first-time mothers, further strengthening the clinical evidence supporting the use of the PreTRM test to identify risk and inform proactive pregnancy management.
•
Two analyses from the PRIME randomized controlled trial were presented at the 2026 Society for Maternal-Fetal Medicine Global Congress, including an oral presentation evaluating outcomes among first-time mothers and a health economic analysis recognized among the top five posters in its session.

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

We expense all research and development costs, both internal and external, in the period in which they are incurred. We expect that our research and development expenses will remain relatively consistent in 2027 compared to 2026. Research and development costs may increase in the long-term as we support additional clinical studies, publications, and other product development activities.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for sales, marketing, and payer access personnel. Other significant costs include travel, consulting, public relations, facilities, and legal costs related to commercial efforts. We expect selling and marketing expenses will increase in 2027 compared to 2026 as we invest in additional commercialization activities for PreTRM in response to potential coverage successes.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, payroll taxes, employee benefits, and stock-based compensation charges for personnel in executive, finance, information technology, human resources, and other administrative functions. Other significant costs include facilities, corporate and intellectual property legal fees, accounting, insurance, consulting, and other professional fees. We expect general and administrative expenses to decrease in 2027 compared to 2026 as we seek to efficiently preserve capital to support PreTRM commercial opportunities and other strategic initiatives.

Interest Expense

Interest expense represents interest incurred on our finance leases.

Other Income, Net

Other income, net, consists of interest income and other investment income earned on our cash, cash equivalents, and marketable securities, and other gains and losses. Beginning in the third quarter of 2026, Other Income, net, also includes grant income.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	$ Change
	(in thousands)
	(unaudited)
Revenue	$42	$16	$26
Operating expenses:
Cost of revenue	61	41	20
Research and development	2,722	3,284	(562)
Selling and marketing	2,252	1,592	660
General and administrative	3,894	4,079	(185)
Total operating expenses	8,929	8,996	(67)
Loss from operations	(8,887)	(8,980)	93
Interest expense	(2)	(2)	—
Other income, net	836	1,168	(332)
Net loss	$(8,053)	$(7,814)	$(239)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	$ Change
	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$718	$570	$148
Research and bioinformatics	1,409	1,904	(495)
Laboratory operations	595	810	(215)
Total research and development expenses	$2,722	$3,284	$(562)

The $0.6 million decrease in total research and development expenses was primarily due to a $0.5 million decrease in research and bioinformatics costs and a $0.2 million decrease in laboratory operations costs, partially offset by a $0.1 million increase in clinical study costs. The $0.5 million decrease in research and bioinformatics costs was primarily due to a $0.4 million decrease in consulting and other outside services costs and a $0.2 million decrease in personnel costs. The $0.2 million decrease in laboratory operations costs was primarily due to a $0.1 million decrease in depreciation expense and a $0.1 million decrease in lab supplies. The $0.1 million increase in clinical study costs was primarily due to a $0.2 million increase in personnel costs, partially offset by a $0.1 million decrease in stock-based compensation expense.

Selling and Marketing Expenses

The $0.7 million increase was due primarily to increases of $0.4 million in marketing materials and programs, $0.1 million in personnel costs as we continued strategically hiring in our commercial organization and $0.1 million in travel expenses.

General and Administrative Expenses

The $0.2 million decrease was due primarily to a $0.6 million decrease in personnel costs, partially offset by an increase of $0.4 million in severance costs.

Other Income, Net

The $0.3 million decrease in other income, net, was due to a $0.3 million decrease in interest income related primarily to our marketable securities.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change
	(in thousands)
	(unaudited)
Revenue	$86	$71	$15
Operating expenses:
Cost of revenue	153	122	31
Research and development	9,245	9,955	(710)
Selling and marketing	6,507	4,883	1,624
General and administrative	12,432	12,661	(229)
Total operating expenses	28,337	27,621	716
Loss from operations	(28,251)	(27,550)	(701)
Interest expense	(5)	(8)	3
Other income, net	2,665	3,511	(846)
Net loss	$(25,591)	$(24,047)	$(1,544)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change
	(in thousands)
	(unaudited)
Research and development expenses:
Clinical studies	$2,246	$2,046	$200
Research and bioinformatics	5,085	5,496	(411)
Laboratory operations	1,914	2,413	(499)
Total research and development expenses	$9,245	$9,955	$(710)

The $0.7 million decrease in total research and development expenses was primarily due to a $0.5 million decrease in laboratory operations costs and a $0.4 million decrease in research and bioinformatics costs, partially offset by a $0.2 million increase in clinical study costs. The $0.5 million decrease in laboratory operations costs was primarily due to a $0.2 million decrease in depreciation expense, a $0.1 million decrease in lab supplies, a $0.1 million decrease in personnel costs, and a $0.1 million decrease in stock-based compensation expense. The $0.4 million decrease in research and bioinformatics costs was primarily due to a $0.5 million decrease in consulting and other outside services costs and a $0.2 million decrease in stock-based compensation expense, partially offset by a $0.3 million increase in severance costs. The $0.2 million increase in clinical study costs was primarily due to a $0.7 million increase in personnel costs, partially offset by a $0.5 million decrease in study costs as we continued shifting resources to commercial activities.

Selling and Marketing Expenses

The $1.6 million increase was due primarily to increases of $0.9 million in personnel costs as we continued strategically hiring in our commercial organization, $0.8 million in marketing materials and programs, and $0.3 million in travel expenses. These increases were partially offset by a decrease of $0.5 million in consulting and professional services.

Other Income, Net

The $0.8 million decrease in other income, net, was due to a $0.7 million decrease in interest income and a $0.2 million decrease in investment income related primarily to our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated a significant amount of commercial revenue from product sales or any other sources and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We have financed our operations primarily through proceeds from the sale and issuance of convertible preferred stock and convertible notes, bank loans, the sale and issuance of Class A common stock in our IPO, which was completed in July 2021, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. As of September 30, 2026, we had aggregate cash, cash equivalents, and available-for-sale securities of $72.8 million, and an accumulated deficit of $337.3 million.

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

On March 18, 2026, we entered into an at-the-market, or ATM, sales agreement, or the 2026 ATM Sales Agreement, with William Blair & Company, L.L.C., or William Blair. We may make sales under the 2026 ATM Sales Agreement pursuant to our existing Form S-3 shelf registration statement filed in August 2024 and the prospectus supplement dated March 18, 2026. We are not obligated to make any sales of Class A common stock under the 2026 ATM Sales Agreement but may make sales under the ATM program at our discretion based on market conditions. Under the 2026 ATM Sales Agreement, we may offer and sell, from time to time at our sole discretion, shares of our Class A common stock, having an aggregate offering price of up to $40.0 million through William Blair, as sales agent. We did not sell any shares of our Class A common stock pursuant to the 2026 ATM Sales Agreement during the nine months ended September 30, 2026.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(22,383)	$(19,503)
Investing activities	22,217	(34,392)
Financing activities	208	53,933
Net increase in cash and cash equivalents	$42	$38

Operating Activities

The net cash used in operating activities during the nine months ended September 30, 2026 was primarily due to a net loss of $25.6 million and a decrease in operating assets and liabilities of $0.6 million, partially offset by an increase in non-cash charges of $3.8 million. The net cash used in operating activities during the nine months ended September 30, 2025 was primarily due to a net loss of $24.0 million and a decrease in operating assets and liabilities of $0.7 million, partially offset by an increase in non-cash charges of $5.3 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 was primarily due to $36.1 million in proceeds from maturities and sales of marketable securities, partially offset by $13.7 million in purchases of marketable securities and $0.2 million in purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2025 was primarily due to $79.8 million in purchases of marketable securities and $0.4 million in purchases of property and equipment, partially offset by $45.8 million in proceeds from maturities and sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was primarily due to $0.2 million in proceeds from employee equity transactions. Net cash provided by financing activities for the nine months ended September 30, 2025 was primarily due to $53.6 million in net proceeds from the February 2025 Offering and $0.5 million in proceeds from employee equity transactions, partially offset by $0.2 million of finance lease principal payments.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments for the year ended December 31, 2025, are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 18, 2026, or the Annual Report. No material changes have occurred during the nine months ended September 30, 2026.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. There have been no significant changes in the application of our critical accounting policies, significant judgments, and use of estimates during the nine months ended September 30, 2026.

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

Our cash and cash equivalents and marketable securities consist of cash held in banks, money market funds, commercial paper, U.S. government securities, U.S. federal agency securities, municipal debt securities, and investment grade corporate securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $0.4 million in the market value of our available-for-sale debt securities as of September 30, 2026. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. We do not intend to sell investments while they are in an unrealized loss position and do not believe we will be required to sell the investments before recovery, which may be maturity.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses each year since our inception in 2008. To date, we have financed our operations primarily through private placements of our equity and debt securities, bank loans, the sale and issuance of Class A common stock in our IPO, and the sale and issuance of Class A common stock and pre-funded warrants in the February 2025 Offering. Our net loss for the nine months ended September 30, 2026 and 2025 was $25.6 million and $24.0 million, respectively. As of September 30, 2026, we had an accumulated deficit of $337.3 million. Our losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, the PreTRM test, make improvements to this product, and research, develop and commercialize new products and services.

We currently receive substantially all of our revenues from the sales of the PreTRM test and expect to continue to receive substantially all of our revenue from sales of the PreTRM test and our other pipeline products and services in the future. It is possible that we will not generate sufficient revenue from the sales of any of our products and services to cover our costs, including research and development expenses related to furthering our product pipeline, and achieve or sustain profitability. A significant element of our business strategy is to increase and maintain our in-network coverage with third-party payers. However, third-party payers, such as commercial insurers and government health care programs, may decide not to reimburse for the PreTRM test or other tests we may develop, may not reimburse for uses of the PreTRM test or our other tests for the pregnant patient population, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses. Many third-party payers currently either have negative coverage determinations or otherwise do not reimburse for low-risk patient preterm birth screening tests. Many state Medicaid programs currently do not cover our tests; third-party payers are increasingly requiring that prior authorization be obtained prior to conducting testing as a condition to reimbursing for it, which may reduce and/or delay the reimbursement amounts.

As there is a possibility that we, any of our collaborators and/or our licensees may not successfully develop additional products, obtain required regulatory authorizations for such products, manufacture such products at an acceptable cost or with sufficient quality or successfully market and sell such products with desired margins, our expenses may continue to exceed any revenues we may receive. Our operating expenses also will increase as, or if, among other factors:

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
•
Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or
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

We face competition with respect to the PreTRM test and expect to face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Many of the companies against which we are competing or may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, and commercialization. Mergers and acquisitions in our industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and conducting clinical trials, as well as in acquiring technologies complementary to, or necessary for, our products and services.

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

From time to time, we have made select headcount reductions to more effectively allocate costs toward a refined focus on those opportunities deemed most promising in the near-term from a product adoption and revenue generation perspective. For example, in May 2026, we adopted operational changes to concentrate resources on the continued, disciplined commercialization of the PreTRM test by prioritizing resources toward payer engagement, market access, and clinical adoption, while reducing operating expenses in areas that are non-core to these commercialization activities. As part of these changes, we reduced our workforce by 14 full-time employees, or approximately 18% of our workforce. Such headcount reductions may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the headcount reductions. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The headcount reductions could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the headcount reductions, or if we experience significant adverse consequences from the headcount reductions, our business, financial condition, and results of operations may be materially adversely affected.

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

Obtaining coverage and reimbursement approval for a test from each third-party payer is a time-consuming and costly process that could require us to provide to each payer supporting scientific and clinical information, as well as information about patient insurance eligibility and benefits, and billing. We may not be able to provide data sufficient to satisfy third-party payers that they should cover and pay for the test. There is substantial uncertainty whether any particular payer will cover and reimburse the use of any test incorporating new technology. Even when a payer determines that a test is eligible for reimbursement, the payer may impose coverage limitations that preclude payment under certain circumstances or for certain patient populations. Moreover, eligibility for coverage does not mean that any test will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new tests, if applicable, may also not be sufficient to cover our costs and may not be made permanent. In addition, some payers may require prior authorization before they will pay for a test. Further, even where a state has established Medicaid coverage for our tests, we must apply to enroll, and be approved as an enrolled provider, in that state’s Medicaid program before we can bill that program for our tests, including under Medicaid managed care plans, and in some states we may be unable to enroll without significant additional actions or investments, or at all. In addition, Medicaid managed care plans and other third-party payers may require such enrollment before contracting with us as a participating provider or may otherwise delay contracting with us. These processes can be uncertain, lengthy, time-consuming and resource intensive, are largely outside of our control and may take longer than we anticipate, and any expectations we may express regarding the timing of enrollment or contracting may not be realized, which could delay or reduce payment for our tests. We may also have to engage in lengthy and costly appeals in order to overturn payers’ coverage and reimbursement determinations and ultimately obtain payment. Furthermore, reimbursement rates may vary, for example, according to the use of the test and the clinical setting in which it is used, and may reflect budgetary constraints and/or imperfections in Medicare, Medicaid or other data used to calculate these rates.

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

One type of CPT code is a Proprietary Laboratory Analysis, or PLA, code. PLA codes describe proprietary clinical laboratory analyses. The AMA has issued a unique CPT® PLA code for the PreTRM test (0247U). CMS originally priced this code at $750 in November 2021. In October 2026, as part of its review of code prices under the Protecting Access to Medicare Act of 2014, or PAMA, CMS proposed crosswalking 0247U to 0503U, which had a 2026 Clinical Laboratory Fee Schedule price of $750 and a PAMA data median price of $735. If finalized by CMS, this price will be effective January 1, 2027. Before the AMA issued a PLA code for the PreTRM test, we submitted claims for reimbursement using CPT codes existing at the time based on the guidance of external coding experts.

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

Similarly, the European Union’s Artificial Intelligence Act, or the AI Act, the world’s first comprehensive law regulating the development and use of artificial intelligence, was entered into force on August 1, 2024, and, with some exceptions, became fully effective from August 2, 2026. The AI Act regulates artificial intelligence systems based on risk level, has extraterritorial reach in certain circumstances, and imposes obligations on providers, manufacturers, importers, distributors, and deployers of artificial intelligence systems. The AI Act also prohibits certain uses of artificial intelligence. Likewise, in the United States, several states have passed laws that have taken or will take effect in 2026 to regulate various uses of artificial intelligence, including to make consequential decisions, and legislation specific to use of artificial intelligence in health care. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use artificial intelligence systems governed by these rapidly developing laws or regulations, we may need to meet higher standards of data quality, transparency, monitoring, and human oversight, and we may need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

Our patent rights may be affected by developments or uncertainty in the patent statute, patent case law or USPTO rules and regulations. For example, the patent position of companies engaged in the development and commercialization of diagnostic tests is particularly uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For instance, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. These changes include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our stockholders holding 5% or more of our common stock and their affiliates beneficially hold a significant percentage of our outstanding Class A common stock. Specifically, our largest stockholder and its affiliated entities hold approximately 14% of our outstanding shares of Class A common stock, in addition to shares of our Class B common stock and pre-funded warrants to purchase shares of our Class A common stock. These stockholders, individually or acting together, would be able to significantly influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may adversely affect the market price of our Class A common stock by:

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

We are also a smaller reporting company, meaning that the market value of our Class A common stock held by non-affiliates is less than $700.0 million or our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (1) the market value of our Class A common stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our Class A common stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an EGC we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

As a public company, we are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected. While our principal executive and principal financial officers have concluded that we had effective disclosure controls and procedures as of September 30, 2026, we cannot provide assurance that we will not have lapses in our disclosure controls and procedures in the future, which could result in our failure to provide accurate and timely disclosure to our investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Insider Trading Arrangements and Policies:

During the quarter ended September 30, 2026, none of our executive officers (as defined in Section 16 of the Exchange Act) and directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K. Certain of our Section 16 officers may participate in our 2021 ESPP that has been designed to comply with Rule 10b5-1(c).

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
10.1+

Employment Agreement between the Registrant and Scott Gleason, dated as of August 14, 2026 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40606) filed with the SEC on August 19, 2026).

10.2+

Consulting Agreement between the Registrant and Austin Aerts, effective as of September 8, 2026 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40606) filed with the SEC on August 19, 2026).

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

SERA PROGNOSTICS, INC.

Date: November 4, 2026	/s/ Zhenya Lindgardt
Zhenya Lindgardt
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	/s/ Scott Gleason
Scott Gleason
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)